Form 10-Q
period 2021-09-30
10X Capital Venture Acquisition Corp. II
filed 2021-11-15
CIK 1848898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40722

10X CAPITAL VENTURE ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1594494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 World Trade Center, 85th Floor
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
As of November 15, 2021 there were

20,655,000 Class A ordinary shares and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. II
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet (unaudited) as of September 30, 2021	1

	Condensed Statements of Operations (unaudited) for the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021	2

	Condensed Statements of Changes in Shareholders’ Equity (Deficit) (unaudited) for the period from February 10, 2021 (inception) through September 30, 2021	3

	Condensed Statement of Cash Flows (unaudited) for the period from February 10, 2021 (inception) through September 30, 2021	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets:
Cash	$1,663,667
Prepaid expenses	232,767

Total current assets	1,896,434
Investments held in Trust Account	200,001,259

Total Assets	$201,897,693

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Accrued offering costs	$215,132

Total current liabilities	215,132
Deferred underwriting commissions	7,000,000

Total liabilities	7,215,132

Commitments and Contingencies (Note 7 )
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.00 per share	200,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 655,000 non-redeemable shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding (1)	767
Additional paid-in capital	—
Accumulated deficit	(5,318,272)

Total shareholders’ deficit	(5,317,439)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$201,897,693

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
The accompanying notes are an integral part of these unaudited condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended September 30, 2021	For the period from February 10, 2021 (Inception) through September 30, 2021
Formation and operating costs	$306,845	$318,576

Loss from operations	(306,845)	(318,576)

Other income
Interest earned on investments held in Trust Account	1,259	1,259

Total other income	1,259	1,259

Net loss	$(305,586)	$(317,317)

Basic and diluted weighted average Class A ordinary shares outstanding (1)	10,434,783	4,137,931

Basic and diluted net loss per share	$(0.02)	$(0.03)

Basic and diluted weighted average Class B ordinary shares outstanding (1)	6,666,667	6,666,667

Basic and diluted net loss per share	$(0.02)	$(0.03)

(1)	Excludes an aggregate of up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
The accompanying notes are an integral part of these unaudited condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Share		Class B Ordinary Share		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
	Shares	Amount	Shares (1)	Amount
Balance as of February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary share issued to Sponsor	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	(11,697)	(11,697)

Balance as of March 31, 2021	—	$—	7,666,667	$767	$24,233	$(11,697)	$13,303

Net loss	—	—	—	—	—	(34)	(34)

Balance as of June 30, 2021	—	$—	7,666,667	$767	$24,233	$(11,731)	$13,269
Sale of 655,000 Private Units	655,000	66	—	—	6,549,934	—	6,550,000
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(6,574,167)	(5,000,955)	(11,575,122)
Net loss	—	—	—	—	—	(305,586)	(305,586)

Balance as of September 30, 2021	655,000	$66	7,666,667	$767	$—	$(5,318,272)	$(5,317,439)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 7).
The accompanying notes are an integral part of these unaudited condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flows from operating activities:
Net loss	$(317,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	11,697
Operating costs paid by Sponsor loan	34
Interest earned on investments held in Trust Account	(1,259)
Changes in operating assets and liabilities:
Prepaid expenses	(232,767)
Accrued expenses	215,132

Net cash used in operating activities	(324,480)

Cash flows from investing activities:
Principal deposited in Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of costs	196,000,000
Proceeds from private placement	6,550,000
Repayment of promissory note	(87,369)
Payment of deferred offering costs	(474,484)

Net cash provided b y financing activities	201,988,147

Net change in cash	1,663,667
Cash, beginning of the period	—

Cash, end of the period	$1,663,667

Supplemental disclosure of cash flow information:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordi na ry shares	$13,303

Deferred offering costs paid by Sponsor under the promissory note	$79,773

Deferred underwriter fee	$7,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1-Organization
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”) (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.
The Company’s Sponsor is 10X Capital SPAC Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”).
Financing
The registration statement for the Company’s IPO was declared effective on August 10, 2021 (the “Effective Date”). On August 13, 2021, the Company commenced the IPO of 20,000,000 units at $10.00 per unit (the “Units”), which is discussed in Note

.
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
Initial Business Combination
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
The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least

$
5,000,001
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had $1,663,667 outside of the trust account and working capital of $1,681,302.
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

The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because it became obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case it may issue additional securities or incur debt in connection with such Business Combination.
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
Note 2-Revision of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001.
Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluate the classification of the Class A ordinary share and determined that the Class A ordinary share issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under FASB ASC 480-10-S99. Therefore, management concluded that the carrying value should include all Class A ordinary share subject to possible redemption, resulting in the Class A ordinary share subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary share subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary share. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table.

Audited Balance Sheet as at August 13, 2021	As Previously Reported	Adjustments	As Revised
Class A ordinary share subject to possible redemption	$189,985,100	$10,014,900	$200,000,000
Class A ordinary share	166	(100)	66
Class B ordinary share	767		767
Additional paid-in capital	5,013,844	(5,013,844)	—
Accumulated deficit	(14,767)	(5,000,956)	(5,015,723)
Total shareholders’ deficit	$5,000,010	$(10,014,900)	$(5,014,890)
Number of shares subject to redemption	18,998,510	1,001,490	20,000,000
Note 3-Significant
Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from February 10, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 held outside the trust.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of
ASC 340-10-S99-1 and
SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Accordingly, as of September 30, 2021, offering costs in the aggregate of $11,575,123 (consisting of $4,000,000 of underwriting commissions, $7,000,000 of deferred underwriters’ commission and $575,123 other cash offering costs) have been incurred.
As of September 30, 2021, $11,575,123 of
offering costs have been charged to shareholders’ equity (deficit).
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480
,
“Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 20,000,000
Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ (deficit) section of the Company’s balance sheet, respectively.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Loss Per Share
The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Earnings and losses are shared pro rata between the two classes of shares. Private and Public warrants to purchase 6,885,000 shares of Class A Ordinary Shares at $11.50 per share were issued on August 13, 2021. At September 30, 2021, no warrants have been exercised. The 6,885,000 potential Class A Ordinary Shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the period from February 10, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(186,459)	$(119,127)	$(121,526)	$(195,791)

Denominator:
Weighted Average Shares Outstanding	10,434,783	6,666,667	4,137,931	6,666,667

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)”
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

Note 4-Initial
Public Offering
On August 13, 2021, the Company consummated its IPO of 20,000,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000. Of the 20,000,000 Units sold, 19,780,000 Units were purchased by qualified institutional buyers not affiliated with the Sponsor or any member of the management team (the “Anchor Investors”). Each Unit consists of one Class A ordinary share, and one-third
of one redeemable warrant. Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
8
). Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.
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
All of the 20,000,000 Class A ordinary share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity.
The Class A ordinary share is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in
capital and accumulated deficit.
As of September 30, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$200,000,000
Less:
Ordinary share issuance costs	(11,575,122)
Plus:
Accretion of carrying value to redemption value	11,575,122

Contingently redeemable ordinary share	$200,000,000

Note 5-Private
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
Note 6-Related
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
8
.

The Company’s initial shareholders and the anchor investors have agreed not to transfer, assign or sell any of their founder shares until consummation of the Company’s initial business combination.
Promissory Note-Related Party
The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans are non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. The Company fully repaid the promissory note in the amount of $81,457 upon the closing of IPO. As of September 30, 2021, there was no outstanding balance under the promissory note.

Subsequent to the repayment, the promissory note is no longer available to the Company.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. At September 30, 2021, no such Working Capital Loans were outstanding.
Administrative Support Agreement
Commencing on the Effective Date, the Company will pay an affiliate of the Sponsor $20,000 per month for office space, secretarial, and administrative services. Upon the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will cease paying these monthly fees. For the three months September 30, 2021 and for the period from February 10, 2021 (Inception)
through

September 30, 2021, the Company incurred $26,667 of administrative support expense.
Note 7-Commitments and
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
Underwriters Agreement
The Company granted the underwriters a
45-day
option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any at the IPO price less the underwriting discounts and commissions. The option expired on October 18, 2021.
On August 13, 2021, the Company paid a fixed underwriting discount in aggregate of $4,000,000. Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $7,000,000, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.
Note 8-Shareholders’
Equity (Deficit)
Preference Shares
- The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021, there were 20,655,000 shares of Class A ordinary shares issued and outstanding, including 20,000,000 shares subject to possible redemption.
Class
 B Ordinary Shares
- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 7,666,667 Class B ordinary shares issued and outstanding. Up to 1,000,000 shares were subject to forfeiture depending on the extent to which the over-allotment was exercised by the underwriters. The option expired on October 18, 2021.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 25% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders and not including the Class A ordinary shares underlying the Private Units), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of founder shares will never occur on a less than one-for-one
basis.
Holders of record of the Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.
Warrants
- 6
,885,000 warrants are currently outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares or private placement shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. No warrants are currently outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares or private placement shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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
Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the private placement warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption

•	(the “30-day redemption

•	period”); and

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
The Private Placement Warrants, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial shareholders or their affiliates in payment of Working Capital Loans made to the Company, are identical to the warrants underlying the Units being offered in the IPO.
Note 9-Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$200,001,259	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three months ended September 30, 2021, and for the period from February 10, 2021 (inception) through September 30, 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note
10
-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in these unaudited condensed financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of September 30, 2021, there was interest earned from the Trust account in the amount of $1,259.
For the three months ended September 30, 2021, we had net loss of $305,586, which consisted of formation and operating costs of $306,845 and interest income on investments held in the Trust account of $1,259.
For the period from February 10, 2021 through September 30, 2021, we had net loss of $317,317, which consisted of formation and operating costs of $318,576 and interest income on investments held in the Trust account of $1,259.
Liquidity and Capital Resources
As of September 30, 2021, we had $1,663,667 outside of the trust account and a working capital of $1,681,302.

Our liquidity needs up to September 30, 2021 had been satisfied through a payment from the sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the sponsor of $81,457. The promissory note was fully repaid upon initial public offering. In addition, in order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loans.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)”
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
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
II-OTHER
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
Simultaneous with the consummation of the Initial Public Offering and the closing of the over-allotment option, we consummated the private placement of an aggregate of 655,000 units (the “Private Placement Units”) to 10X Capital SPAC Sponsor II LLC (the “Sponsor”) and Cantor Fitzgerald & Co. at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $6,550,000 (the “Private Placement”). The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In the Private Placement, the Sponsor purchased 455,000 Private Placement Units and Cantor Fitzgerald & Co. purchased 200,000 Private Placement Units.
The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Units (including the underlying securities) are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the underlying warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to such warrants held by Cantor Fitzgerald & Co., will not be exercisable more than five years from the commencement of sales in the Initial Public Offering. If the Private Placement Units are held by holders other than the initial purchasers or their permitted transferees, then the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in the IPO.
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

Item 6. Exhibits.
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

10X CAPITAL VENTURE ACQUISITION CORP. II

Date: November 15, 2021	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)