Form 10-Q/A
period 2021-09-30
10X Capital Venture Acquisition Corp. II
filed 2022-01-31
CIK 1848898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

Amendment No. 1

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
As of January
31
, 2022 there were

20,655,000 Class A ordinary shares and 7,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q/A
to “we,” “us,” the “Company” or “our company” are to 10X Capital Venture Acquisition Corp.. II, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of 10X Capital Venture Acquisition Corp. II as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021.
On November 15, 2021, 10X Capital Venture Acquisition Corp. II (the “Company”) filed its Form
10-Q
for the quarterly period ended September 30, 2021 (the “Q3 Form
10-Q”),
which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s IPO (“IPO”) on August 13, 2021. As described in Note 2, the Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration the requirement in its amended and restated certificate of incorporation that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A ordinary shares and determined that the Class A ordinary shares issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC
480-10-S99.
Therefore, management concluded that all Class A ordinary shares are subject to possible redemption, resulting in the Class A ordinary shares being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in revision to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares is material quantitatively and it should restate its previously issued financial statements.
The misstatement, however, does not have an impact on the quarterly balances but rather on the filed 8K for the IPO balance sheet. Given the fact, the
10-Q
is being amended to remove the Note 2 discussion on revision and to update Item 4 for the material weakness. The previously filed 8K on September 29, 2021 will be amended on a separate filing to restate the reported balance sheet.
The above changes will not impact the Company’s cash position or cash held in the trust account established in connection with the IPO (“Trust Account”).

10X CAPITAL VENTURE ACQUISITION CORP. II
QUARTERLY REPORT ON FORM
10-Q/A
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the period from February 10, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from February 10, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

SIGNATURES		21

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets:
Cash	$1,663,667
Prepaid expenses	232,767

Total current assets	1,896,434
Investments held in Trust Account	200,001,259

Total Assets	201,897,693

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Accrued offering costs	$215,132

Total current liabilities	215,132
Deferred underwriting commissions	7,000,000

Total liabilities	7,215,132

Commitments and Contingencies (Note 6 )
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.00 per share	200,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 655,000 non-redeemable shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding (1)	767
Additional paid-in capital	—
Accumulated deficit	(5,318,272)

Total shareholders’ deficit	(5,317,439)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$201,897,693

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6 ).
The accompanying notes are an integral part of these unaudited condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months ended September 30, 2021	For the period from February 10, 2021 (Inception) through September 30, 2021
Formation and operating costs	$306,845	$318,576

Loss from operations	(306,845)	(318,576)

Other income
Interest earned on investments held in Trust Account	1,259	1,259

Total other income	1,259	1,259

Net loss	$(305,586)	$(317,317)

Basic and diluted weighted average Class A ordinary shares outstanding	10,434,783	4,137,931

Basic and diluted net loss per share, Class A ordinary shares	(0.02)	(0.03)

Basic and diluted weighted average Class B ordinary shares outstanding (1)	6,666,667	6,666,667

Basic and diluted net loss per share, Class B ordinary shares	(0.02)	(0.03)

(1)	Excludes an aggregate of up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6).
The accompanying notes are an integral part of these unaudited condensed financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
	Shares	Amount	Shares (1)	Amount
Balance as of February 10, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary share issued to Sponsor	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	(11,697)	(11,697)

Balance as of March 31, 2021 (unaudited)	—	$—	7,666,667	767	24,233	(11,697)	13,303
Net loss	—	—	—	—	—	(34)	(34)

Balance as of June 30, 2021 (unaudited)	—	$—	7,666,667	767	24,233	(11,731)	13,269
Sale of 655,000 Private Units	655,000		—	—	6,549,934	—	6,550,000
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(6,574,167)	(5,000,955)	(11,575,122)
Net loss	—	—	—	—	—	(305,586)	(305,586)

Balance as of September 30, 2021 (unaudited)	655,000	$66	7,666,667	$767	$—	$(5,318,272)	$(5,317,439)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6).
The accompanying notes ar
e
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
Note 1 - Organization and Business Operations
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
3
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

The Company intends to use the funds h
e
ld outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination. The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating the business. However, if the estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to the Business Combination. Moreover, the Company may need to obtain additional financing either to complete the Business Combination or because it became obligated to redeem a significant number of Public Shares upon completion of the Business Combination, in which case it may issue additional securities or incur debt in connection with such Business Combination.

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

Note 2 - Significant Accounting Policies
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on August 12, 2021.
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

Note 3 - Initial Public Offering
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
7
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
capital and accumulated deficit.
As of September 30, 2021, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	200,000,000
Less:
Ordinary share issuance costs	(11,575,122)
Plus:
Accretion of carrying value to redemption value	11,575,122

Contingently redeemable ordinary share	$200,000,000

Note 4 - Private Placement
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
Note 5 - Related Party Transactions
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
7
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
Note 6 - Commitments and Contingencies
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
Underwriters Agreement
The Company granted the underwriters a
45-day
option from the date of the IPO to purchase up to an additional 3,000,000
Units to cover over- allotments, if any at the IPO price less the underwriting discounts and commissions. The option expired on October 18, 2021.
On August 13, 2021, the Company paid a fixed underwriting discount in aggregate of $4,000,000. Additionally, the underwriter will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO held in the Trust Account, or $7,000,000, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.
Note 7 - Shareholders’ Equity (Deficit)
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
Note 8 - Fair Value Measurements
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
Description
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
Note 9 - Subsequent Events
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
10-Q/A
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
and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic
815-40)”
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
Underwriters Agreement
We granted the underwriters a
45-day
option from the date of the initial public offering to purchase up to an additional 3,000,000 units to cover over- allotments, if any at the initial public offering price less the underwriting discounts and commissions.
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
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as September 30, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form
10-Q/A
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on August 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors disclosed in final prospectus for its Initial Public Offering filed with the SEC.
We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper classification of our Class A ordinary shares subject to possible redemption at the closing of our initial public offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. This material weakness resulted in a material misstatement of the initial carrying value of the Class A ordinary shares subject to possible redemption for the affected periods.
To respond to
this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the improper valuation of our Class A ordinary shares subject to possible redemption and the restatement of our earnings per share calculation, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Quarterly Report. Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q/A.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10X CAPITAL VENTURE ACQUISITION CORP. II

Date: January 31, 2022	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2022	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)