Form 10-Q
period 2022-03-31
10X Capital Venture Acquisition Corp. II
filed 2022-05-16
CIK 1848898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of May 13, 2022 there were 20,655,000 Class A ordinary shares, $0.0001 par value, and 6,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. II
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

		Page
PART 1 - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Control and Procedures	23
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		26

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
10X CAPITAL VENTURE ACQUISITION CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$994,914	$1,358,622
Prepaid expenses	159,089	183,695

Total current assets	1,154,003	1,542,317
Investments held in Trust Account	200,025,625	200,005,484

Total Assets	$201,179,628	$201,547,801

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$255,700	$130,384
Accrued expenses	2,475,592	1,063,040

Total current liabilities	2,731,292	1,193,424
Deferred underwriting commissions	7,000,000	7,000,000

Total Liabilities	9,731,292	8,193,424
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,000,000 shares issued and outstanding at redemption value $10.00 per share as of March 31, 2022 and December 31, 2021	200,000,000	200,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 655,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,666,667 shares issued and outstanding as of March 31, 2022 and December 31, 2021	667	667
Accumulated deficit	(8,552,397)	(6,646,356)

Total shareholders’ deficit	(8,551,664)	(6,645,623)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$201,179,628	$201,547,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2022	For The Period From February 10, 2021 (inception) Through March 31, 2021

General and administrative expenses	$1,866,182	$11,697
Administrative expenses - related party	60,000	—

Loss from operations	(1,926,182)	(11,697)
Other income:
Income from investments held in Trust Account	20,141	—

Total other income	20,141	—

Net loss	$(1,906,041)	$(11,697)

Weighted average shares outstanding, Class A ordinary shares	20,655,000	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.07)	$—

Weighted average shares outstanding, Class B ordinary shares	6,666,667	5,466,667

Basic and diluted net loss per share, Class B ordinary shares	$(0.07)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	655,000	$66	6,666,667	$667	$—	$(6,646,356)	$(6,645,623)
Net loss	—	—	—	—	—	(1,906,041)	(1,906,041)

Balance - March 31, 2022 (Unaudited)	655,000	$66	6,666,667	$667	$—	$(8,552,397)	$(8,551,664)

FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	(11,697)	(11,697)

Balance - March 31, 2021 (Unaudited)	—	—	7,666,667	$767	$24,233	$(11,697)	$13,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2022	For The Period From February 10, 2021 (inception) Through March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(1,906,041)	$(11,697)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	11,697
Income from investments held in Trust Account	(20,141)	—
Changes in operating assets and liabilities:
Prepaid expenses	24,606	—
Accounts payable	125,316	—
Accrued expenses	1,412,552	—

Net cash used in operating activities	(363,708)	—

Net change in cash	(363,708)	—
Cash - beginning of the period	1,358,622	—

Cash - end of the period	$994,914	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party in exchange for Founder Shares	$—	$13,303
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s Sponsor is 10X Capital SPAC Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares” and with respect to the warrants included in the Units being offered, the “Public Warrants”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $21.7 million, of which $7.0 million was for deferred underwriting commissions (Note 7).
Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 655,000 units (the “Private Units”) to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), at a price of $10.00 per Private Unit, generating proceeds of approximately $6.6 million.
Following the closing of the Initial Public Offering on August 13, 2021, $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units and $12,515 overfunded by Sponsor, which was returned to the Sponsor on August 17, 2021, was placed in a Trust Account (“Trust Account”) and is being invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering and the sale of the Private Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of the Initial Public Offering, subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within 15 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial
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

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Class A ordinary shares subject to redemption is recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company has only 15 months from the closing of the Initial Public Offering (the “Combination Period”), or November 13, 2022, to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the assets in the Trust Account, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.
Proposed Business Combination
On March 31, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, 10X Magic First Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“First Merger Sub”), 10X Magic Second Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Second Merger Sub” and together with First Merger Sub, the “Merger Subs” and each individually, a “Merger Sub”) and Prime Blockchain Inc., a Delaware corporation (“PrimeBlock”).
On March 31, 2022, the Company entered into a stock purchase agreement (the “Cantor Purchase Agreement”) with CF Principal Investments LLC, a Delaware limited liability company (the “Investor”) relating to a committed equity facility (the “Committed Equity Facility”). Pursuant to the Cantor Purchase Agreement, New PrimeBlock will have the right from time to time at its option following the closing of the Business Combination to sell to the Investor up to the lesser of (i) $300 million of New PrimeBlock Common Stock and (ii) the Exchange Cap (as defined below), subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement.
Refer to the Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2022 for additional information.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $995,000 in cash and working capital deficit of approximately $1.6 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 6), and loan proceeds from the Sponsor of approximately $87,000 under the Note (as defined in Note 6). The Company fully repaid the amounts borrowed under the unsecured promissory note upon closing of the Initial Public Offering on August 13, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may provide the Company with Working Capital Loans (as defined in Note 6) as may be required (of which up to $1.5 million may be converted at the lender’s option into warrants to purchase the Company’s Class A ordinary shares at an exercise price of $11.50 per share).
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 13, 2022. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation commenced a military action against Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation, Belarus and other territories and individuals. Further, the impact of this military action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.
Note 2 - Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed, consolidated or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected through the year ending December 31, 2022, or any future period.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 30, 2022.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 da
ys or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheet, primarily due to their short-term nature except for the derivative assets and liabilities.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
The Public Warrants and the Private Placement Warrants are classified in accordance with ASC 480 and ASC 815, which provides that the warrants are not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value will not be recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants the Private Placement Warrants to purchase an aggregate of 6,885,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each
class of ordinary shares:

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For The Three Months Ended March 31, 2022		For The Period From February 10, 2021 (inception) Through March 31, 2021
	Class A	Class B	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(1,440,954)	$(465,087)	$(11,697)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,655,000	6,666,667	5,466,667

Basic and diluted net loss per ordinary share	$(0.07)	$(0.07)	$—

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
(“ASU
2020-06”),
which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU
2020-06
allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after January 1, 2024, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its condensed consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s financial statements.
Note 3 - Initial Public Offering
On August 13, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000. Of the 20,000,000 Units sold, 19,780,000 Units were purchased by qualified institutional buyers not affiliated with the Sponsor or any member of the management team (the “Anchor Investors”).

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 4 - Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 655,000 Private Units, at a price of $10.00 per Private Unit, for an aggregate purchase price of $6,550,000.
If the Company does not complete the initial Business Combination within the Combination Period, the Private Units will expire worthless. The Private Units, including the private placement shares and private placement warrants each underlying the Private Units are subject to the transfer restrictions. The Private Units have terms and provisions that are identical to those of the Units sold in the Initial Public Offering.
Note 5 - Related Party Transactions
Founder Shares
In February 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share, 1,000,000 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. The option expired on September 25, 2021 and subsequently the Sponsor forfeited 1,000,000 Class B ordinary shares. Additionally, upon consummation of the Business Combination, the Sponsor agreed to transfer an aggregate of 1,334,339 Class B ordinary shares to the Anchor Investor for the same price originally paid for such shares. The Class B ordinary shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one
basis, subject to certain adjustments, as described in Note 8. The Company determined that the fair value of these Class B ordinary shares was approximately $10.0 million (or approximately $7.50 per share) using a Monte Carlo simulation. The Company recognized the excess fair value of these Class B ordinary shares, over the price sold to the Anchor Investors, as an expense of the Initial Public Offering resulting in a charge against the carrying value of Class A ordinary shares subject to possible redemption.
The initial shareholders and the Anchor Investors have agreed not to transfer, assign or sell any of their Class B ordinary shares until after the consummation of the initial Business Combination.
Promissory Note-Related Party
The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. The Company fully repaid the promissory note in the amount of $87,369 upon the closing of Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no outstanding balance under the promissory note. Subsequent to the repayment, the promissory note is no longer available to the Company.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post-Business Combination company at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units. At March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Administrative Support Agreement
The Company pays an affiliate of the Sponsor $20,000 per month for office space, secretarial, and administrative services. Upon the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021, the Company incurred and paid approximately $60,000 and $0, respectively, of administrative support expense.
Note 6 - Commitments and Contingencies
Registration Rights
The holders of the Class B ordinary shares, private placement warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Class B ordinary shares) were entitled to registration rights pursuant to a registration rights agreement dated August 10, 2021 requiring the Company to register such securities for resale (in the case of the Class B ordinary shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriters Agreement
The Company granted the underwriters a
45-day
option from the date of effectiveness to purchase up to an additional 3,000,000 Units at the Initial Public Offering price less the underwriting discounts and commissions. The option expired on September 25, 2021.
The underwriters were entitled to an underwriting discount of approximately $4.0 million, paid upon the closing of the Initial Public Offering. In addition, approximately $7.0 million was recorded as payable to the underwriter for deferred underwriting commissions. In April 2022, the underwriter agreed to reduce its fee to $6.5 million. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 7 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share their own. As of each of March 31, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares outstanding which were subject to possible redemption.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the accompanying unaudited condensed consolidated balance sheet is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(4,733,334)
Class A ordinary share issuance costs	(22,021,556)
Plus:
Accretion of carrying value to redemption value	26,754,890

Class A ordinary share subject to possible redemption	$200,000,000

Note 8 - Shareholders’ Deficit
Preference Shares
- The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 655,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A shares subject to possible redemption and classified outside of permanent equity on the condensed consolidated
balance sheets.
Class
 B Ordinary Shares
-
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 6,666,667 Class B ordinary shares issued and outstanding (see Note 5).
The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with the consummation of the initial Business Combination on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 25% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders and not including the Class A ordinary shares underlying the Private Units), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of founder shares will never occur on a less than one-for-one
basis.
Holders of record of the Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants
– As of March 31, 2022, there were 6,885,000 warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares or private placement shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. No warrants are currently outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares or private placement shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The private placement warrants underlying the Private Units, as well as any warrants underlying additional units the Company issues to the Sponsor, officers, directors, initial shareholders or their affiliates in payment of Working Capital Loans made to the Company, are identical to the Public Warrants.
Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value at each respective date.
March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$200,025,625	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$200,005,484	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March
31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note
10-
Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date condensed consolidated financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we”, “us”, “our” or the “Company” are to 10X Capital Venture Acquisition Corp. II, except where the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2022 (the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form
10-K
for the year ended December 31, 2021 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022 and elsewhere in our filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on February 10, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.
On August 13, 2021, we consummated our initial public offering (the “Public Offering”) of 20,000,000 units, at $10.00 per unit (the “Units”), generating gross proceeds of $200 million. Each Unit consists of one Class A ordinary share and one-third
of one redeemable warrant (such Class A ordinary shares, the “Public Shares” and such warrants, the “Public Warrants”).
Simultaneously with the closing of the Public Offering, 10X Capital SPAC Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”) purchased an aggregate of 655,000 private placement units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,550,000, in a private placement (the “Private Placement”).
Upon the closing of the Public Offering on August 13, 2021, a total of $200 million ($10.00 per Unit), comprised of $196 million from the proceeds of the Public Offering and $4,000,000 from the proceeds of the sale of the Private Placement Units was placed in the Trust Account.
As of October 1, 2021, our Public Shares and our Public Warrants began separately trading on Nasdaq.

The Merger Agreement
On March 31, 2022, the Company entered an Agreement and Plan of Merger (the “Merger Agreement”) with 10X Magic First Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “First Merger Sub”), 10X Magic Second Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Second Merger Sub”, and together with the First Merger Sub, the “Merger Subs”), and Prime Blockchain Inc., a Delaware corporation (“PrimeBlock”). The Merger Agreement and the transactions contemplated thereby (collectively, the Business Combination”) were unanimously approved by the boards of directors of each of the Company and PrimeBlock.
Pursuant to the Merger Agreement, we will, subject to obtaining the required shareholder approvals and at least one day prior to the First Effective Time (as defined in the Merger Agreement), change our jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). Following the Domestication, the following transactions will occur: (i) First Merger Sub will merge with and into PrimeBlock (the “First Merger”), with PrimeBlock surviving the First Merger as our wholly-owned subsidiary (PrimeBlock, in its capacity as the surviving corporation of the First Merger, is referred to as the “Surviving Corporation”), and (b) immediately following the First Merger, and as part of an integrated transaction with the First Merger, the Surviving Corporation will merge with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”), with Second Merger Sub surviving the Second Merger (Second Merger Sub, in its capacity as the surviving company of the Second Merger, is referred to as the “Surviving Company”). After giving effect to such Merger, PrimeBlock shall be our wholly-owned subsidiary. In connection with the closing of the Merger (the “Closing”), we will change our name to “Prime Blockchain Inc.” (such company after the Closing, “New PrimeBlock”). The Domestication, the Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination”.
In accordance with the terms and subject to the conditions of the Merger Agreement, at Closing, each share of common stock of PrimeBlock issued and outstanding immediately prior to the First Effective Time, shall be converted into the right to receive the number of shares of duly authorized, validly issued, fully paid and nonassessable shares of common stock of New PrimeBlock (“New PrimeBlock Common Stock”) equal to the quotient obtained by dividing (x) the quotient obtained by dividing (i) the sum of (1) $1,250,000,000 and (2) the issuance by PrimeBlock of any shares of capital stock or equity-linked securities or rights exercisable for or convertible into shares of capital stock by (ii) ten dollars ($10.00) by (y) the sum of all shares of common stock of PrimeBlock that are (A) issued and outstanding immediately prior to Closing, (B) issuable upon the exercise or settlement of options or restricted stock units (“RSUs”) (whether or not then vested or exercisable) outstanding immediately prior to Closing, or (C) issuable upon the exercise or settlement of any options or RSUs that, as of the date of the Merger Agreement, are authorized and reserved for issuance under the Prime Blockchain Inc. 2022 Incentive Award Plan but remain unissued (the “Exchange Ratio”).
The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the closing of the Business Combination, including, among others, the following: (i) by the mutual written consent of us and PrimeBlock; (ii) by us, subject to certain exceptions, if any of the representations or warranties made by PrimeBlock are not true and correct or if PrimeBlock fails to perform any of its respective covenants or agreements set forth in the Merger Agreement such that certain conditions to our obligations, could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within certain time periods; (iii) by PrimeBlock, subject to certain exceptions, if any of the representations or warranties made by us are not true and correct or if we fail to perform any of our covenants or agreements under the Merger Agreement such that the condition to the obligations of PrimeBlock could not be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements is (or are) not cured or cannot be cured within certain specified time periods; (iv) by either us or PrimeBlock, subject to certain limited exceptions, if the Business Combination is not consummated by November 13, 2022; (v) prior to obtaining the required approvals by our shareholders, by PrimeBlock if our board of directors changes its recommendation that our shareholders approve the proposals included in the proxy statement/prospectus or fails to include such recommendation in the proxy statement/prospectus; (vi) by PrimeBlock if certain required approvals are not obtained by our shareholders after the conclusion of a meeting our shareholders held for the purpose of voting on such approvals; (vii) by us, if the required approvals by PrimeBlock stockholders have not been obtained within ten (10) business days following the date that the registration statement is disseminated by PrimeBlock to its stockholders; and (vii) by either us or PrimeBlock upon termination of employment of Gaurav Budhrani for any reason (including due to resignation) or in the event such individual otherwise ceases to provide services to PrimeBlock.

Acquiror Support Agreement
Concurrently with the execution of the Merger Agreement, we entered into the Acquiror Support Agreement (the “Acquiror Support Agreement”) with PrimeBlock, and the Sponsor and our directors and officers (collectively, the “Class B Holders”) pursuant to which the Class B Holders agreed to, among other things, (i) vote at any meeting or pursuant to any action of written resolution of our shareholders all of their Class B ordinary shares held of record or thereafter acquired in favor of the Business Combination, the Domestication and the other Proposals (as defined in the Merger Agreement), (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, prior to the Closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement. Additionally, for a period ending six months after Closing (the “First
Lock-up
Period”), the Sponsor will be subject to a
lock-up
with respect to 1,777,443
Lock-Up
Shares (as defined in the Acquiror Support Agreement), and for a period beginning six months after Closing and ending twelve months after Closing (the “Second
Lock-up
Period”) the Sponsor will be subject to a
lock-up
with respect to 3,554,885
Lock-Up
Shares (as defined in the Acquiror Support Agreement); provided that the lock-up
shall expire upon the date on which the last reported sale price of the shares of New PrimeBlock Common Stock exceeds $12.00 per share for any twenty (20) trading days within any consecutive thirty (30) trading day period during the Second
Lock-up
Period.
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
The Cantor Purchase Agreement
On March 31, 2022, we entered into a stock purchase agreement (the “Cantor Purchase Agreement”) with CF Principal Investments LLC, a Delaware limited liability company (the “Investor”) relating to a committed equity facility (the “Committed Equity Facility”). Pursuant to the Cantor Purchase Agreement, New PrimeBlock will have the right from time to time at its option following the closing of the Business Combination to sell to the Investor up to the lesser of (i) $300 million of New PrimeBlock Common Stock and (ii) the Exchange Cap (as defined below), subject to certain customary conditions and limitations set forth in the Cantor Purchase Agreement.
Following the Closing, and upon the initial satisfaction of the conditions to the Investor’s obligation to purchase shares of New PrimeBlock Common Stock set forth in the Cantor Purchase Agreement (the “Commencement”), New PrimeBlock will have the right, but not the obligation, from time to time at its sole discretion until the first day of the month following the
36-month
period from and after the Commencement, to direct the Investor to purchase up to a specified maximum amount of shares of New PrimeBlock Common Stock as set forth in the Cantor Purchase Agreement by delivering written notice to the Investor prior to the commencement of trading on any trading day. The purchase price of the shares of New PrimeBlock Common Stock that New PrimeBlock elects to sell to Investor pursuant to the Cantor Purchase Agreement will be 98% of the volume weighted average price of the shares of New PrimeBlock Common Stock during the applicable purchase date on which New PrimeBlock has timely delivered written notice to Investor directing it to purchase shares of New PrimeBlock Common Stock under the Cantor Purchase Agreement.
Sales of New PrimeBlock Common Stock to the Investor under the Cantor Purchase Agreement, and the timing of any sales, will be determined by New PrimeBlock from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of shares of New PrimeBlock Common Stock and determinations by New PrimeBlock regarding the use of proceeds of such sales. The net proceeds from any sales under the Cantor Purchase Agreement will depend on the frequency with, and prices at, which the shares of New PrimeBlock Common Stock are sold to Investor. New PrimeBlock expects to use the proceeds from any sales under the Cantor Purchase Agreement for the payment of certain transaction expenses relating to the Business Combination, working capital and general corporate purposes.

Under the applicable rules of Nasdaq, in no event may New PrimeBlock issue to the Investor under the Cantor Purchase Agreement more than 19.99% of the voting power or number of shares of New PrimeBlock Common Stock outstanding, calculated in accordance with applicable Nasdaq rules (the “Exchange Cap”), unless (i) New PrimeBlock obtains stockholder approval to issue shares of New PrimeBlock Common Stock in excess of the Exchange Cap in accordance with applicable Nasdaq rules, or (ii) the average purchase price per share for all of the shares of New PrimeBlock Common Stock sold to the Investor under the Cantor Purchase Agreement equals or exceeds the lower of (a) the Nasdaq official closing price for the ordinary shares of the Company on the date of the Cantor Purchase Agreement and (b) the arithmetic average of the five Nasdaq official closing prices for the Common Stock during the five-trading day period ending on (and including) the date of the Cantor Purchase Agreement, as adjusted pursuant to applicable Nasdaq rules.
In connection with the execution of the Cantor Purchase Agreement, we agreed to issue shares of New PrimeBlock Common Stock to Investor (the “Commitment Shares”) as consideration for its irrevocable commitment to purchase the shares of New PrimeBlock Common Stock upon the terms and subject to the satisfaction of the conditions set forth in the Cantor Purchase Agreement. The number of Commitment Shares issued will be calculated based on the price of New PrimeBlock Common Stock at Closing and the timing of the filing of the registration statement to register the resale of the Commitment Shares and the shares of New PrimeBlock Common Stock sold to the Investor under the Committed Equity Facility. The Cantor Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations by each party. The representations, warranties and covenants contained in the Cantor Purchase Agreements were made only for purposes of the Cantor Purchase Agreements and as of specific dates, were solely for the benefit of the parties to such agreements and are subject to certain important limitations.
In addition, in connection with the execution of the Cantor Purchase Agreement, Cantor agreed to reduce its underwriting fee owed to it pursuant to the underwriting agreement by $500,000.
New PrimeBlock has the right to terminate the Cantor Purchase Agreement at any time after Commencement, at no cost or penalty, upon five trading days’ prior written notice. No termination of the Cantor Purchase Agreement will alter or otherwise affect New PrimeBlock’s obligations under the Cantor Registration Rights Agreement (as defined below).
Liquidity and Going Concern
As of March 31, 2022, we had approximately $995,000 outside of the Trust Account and a working capital deficit of approximately $1.6 million.
Our liquidity needs up to March 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $81,457. The promissory note was fully repaid upon the closing of the Public Offering. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.
In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 13, 2022. The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Results of Operations
Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we incurred a net loss of approximately $1.9 million, which consisted of approximately $1.9 million in general and administrative expense and $60,000 in administrative expenses-related party, partly offset by approximately $20,000 in income from investments held in Trust Account.
For the period from February 10, 2021 (inception) through March 31, 2021, we incurred a net loss of approximately $12,000, which consisted solely of general and administrative expense.
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
The underwriters were entitled to an underwriting discount of approximately $4.0 million, paid upon the closing of the Public Offering. In addition, approximately $6.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:
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
Net Income (Loss) per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 20,000,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from February 10, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”),
which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU
2020-06
allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after January 1, 2024, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this change will have on our condensed consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on our condensed consolidated financial statements.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form
10-Q,
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
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 30, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. In addition to the risk factors set forth in the Annual Report, we face certain material risks and uncertainties related to the Business Combination. If we succeed in effecting the Business Combination, we will face additional and different risks and uncertainties related to the business of PrimeBlock. Such material risks are to be set forth in a Registration Statement on Form
S-4,
including a proxy statement/prospectus included therein, to be filed by us with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated as of March 31, 2022, by and among 10X Capital Venture Acquisition Corp. II, 10X Magic First Merger Sub, Inc., 10X Magic Second Merger Sub, LLC and Prime Blockchain Inc (incorporated herein by reference to Exhibit 2.1 filed with the Company’s Form 8-K filed by the Company on April 6, 2022 (File No. 001-40722)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed by the Company on August 13, 2021 (File No. 001-40722)

10.1	Acquiror Support Agreement, dated March 31, 2022, by and among 10X Capital Venture Acquisition Corp. II, Prime Blockchain Inc., and 10X Capital SPAC Sponsor II LLC and the directors and executive officers of 10X Capital Venture Acquisition Corp. II named therein (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed by the Company on April 6, 2022 (File No. 001-40722)

10.2	Form of Company Support Agreement (incorporated herein by reference to Exhibit 10.2 filed with with the Company’s Form 8-K filed by the Company on April 6, 2022 (File No. 001-40722)

10.3	Common Stock Purchase Agreement, dated March 31, 2022, by and between 10X Capital Venture Acquisition Corp. II and CF Principal Investments LLC (incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed by the Company on April 6, 2022 (File No. 001-40722)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†
Certain of the exhibits and schedules to this exhibit have been omitted in accordance with
Regulation S-K Item
601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10X CAPITAL VENTURE ACQUISITION CORP. II

Date: May 16, 2022	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)