Form 10-Q
period 2022-06-30
10X Capital Venture Acquisition Corp. II
filed 2022-08-15
CIK 1848898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):    ☒  Yes    ☐  No
As of August 12, 2022, there were 20,655,000 Class A ordinary shares, $0.0001 par value, and 6,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. II
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

		Page
PART 1 - FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 10, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Control and Procedures	23
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
SIGNATURES		27

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
10X CAPITAL VENTURE ACQUISITION CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$619,285	$1,358,622
Prepaid expenses	96,077	183,695

Total current assets	715,362	1,542,317
Investments held in Trust Account	200,295,699	200,005,484

Total Assets	$201,011,061	$201,547,801

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$2,003,939	$130,384
Accrued expenses	4,297,453	1,063,040

Total current liabilities	6,301,392	1,193,424
Deferred underwriting commissions	7,000,000	7,000,000

Total Liabilities	13,301,392	8,193,424
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,000,000 shares issued and outstanding at redemption value of approximately $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	200,195,699	200,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 655,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,666,667 shares issued and outstanding as of June 30, 2022 and December 31, 2021	667	667
Accumulated deficit	(12,486,763)	(6,646,356)

Total shareholders’ deficit	(12,486,030)	(6,645,623)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$201,011,061	$201,547,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2022	For the Period From February 10, 2021 (inception) Through June 30, 2021
	2022	2021
General and administrative expenses	$3,948,741	$34	$5,814,923	$11,731
Administrative expenses—related party	60,000	—	120,000	—

Loss from operations	(4,008,741)	(34)	(5,934,923)	(11,731)
Other income:
Income from investments held in Trust Account	270,074	—	290,215	—

Total other income	270,074	—	290,215	—

Net loss	$(3,738,667)	$(34)	$(5,644,708)	$(11,731)

Weighted average shares outstanding, Class A ordinary shares	20,655,000	—	20,655,000	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.14)	$—	$(0.21)	$—

Weighted average shares outstanding, Class B ordinary shares	6,666,667	6,666,667	6,666,667	6,241,135

Basic and diluted net loss per share, Class B ordinary shares	$(0.14)	$(0.00)	$(0.21)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	655,000	$66	6,666,667	$667	$—	$(6,646,356)	$(6,645,623)
Net loss	—	—	—	—	—	(1,906,041)	(1,906,041)

Balance—March 31, 2022 (Unaudited)	655,000	66	6,666,667	667	—	(8,552,397)	(8,551,664)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(195,699)	(195,699)
Net loss	—	—	—	—	—	(3,738,667)	(3,738,667)

Balance—June 30, 2022 (Unaudited)	655,000	$66	6,666,667	$667	$—	$(12,486,763)	$(12,486,030)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	(11,697)	(11,697)

Balance—March 31, 2021 (Unaudited)	—	—	7,666,667	767	24,233	(11,697)	13,303
Net loss	—	—	—	—	—	(34)	(34)

Balance—June 30, 2021 (Unaudited)	—	$—	7,666,667	$767	$24,233	$(11,731)	$13,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Period From February 10, 2021 (inception) Through June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(5,644,708)	$(11,731)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	11,697
General and administrative expenses paid by Sponsor under promissory note	—	34
Income from investments held in Trust Account	(290,215)	—
Changes in operating assets and liabilities:
Prepaid expenses	87,618	—
Accounts payable	1,873,555	—
Accrued expenses	3,234,413	—

Net cash used in operating activities	(739,337)	—

Net change in cash	(739,337)	—
Cash—beginning of the period	1,358,622	—

Cash—end of the period	$619,285	$—

Supplemental disclosure of noncash financing activities:
Offering costs paid by related party in exchange for Founder Shares	$—	$13,303

Offering costs included in accrued expenses	$—	$60,750

Offering costs paid by related party under promissory note	$—	$79,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

Proposed Business Combination and Termination
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
On August 12, 2022, the Company, First Merger Sub, Second Merger Sub and PrimeBlock entered into a Mutual Termination of Merger Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement effective as of such date.
Refer to the Form 8-K, as filed with the Securities and Exchange Commission on August 12, 2022 for additional information.
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $619,000 in cash and working capital deficit of approximately $5.6 million.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 13, 2022. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination.
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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed, consolidated or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through the year ending December 31, 2022, or any future period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
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
.
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and the Private Placement Warrants included in the Private Placement Units (as defined below) to purchase an aggregate of 6,885,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from February 10, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended June 30,			For the Six Months Ended June 30, 2022		For the Period From February 10, 2021 (inception) Through June 30, 2021
	2022		2021
	Class A	Class B	Class B	Class A	Class B	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(2,826,408)	$(912,259)	$(34)	$(4,267,362)	$(1,377,346)	$(11,731)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,655,000	6,666,667	6,666,667	20,655,000	6,666,667	6,241,135

Basic and diluted net loss per ordinary share	$(0.14)	$(0.14)	$(0.00)	$(0.21)	$(0.21)	$(0.00)

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
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
Note 3—Initial Public Offering
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
Note 4—Private Placement
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
Note 5—Related Party Transactions
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
Promissory Note-Related Party
The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. The Company fully repaid the promissory note in the amount of $87,369 upon the closing of Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was no outstanding balance under the promissory note. Subsequent to the repayment, the promissory note is no longer available to the Company.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post-Business Combination company at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units. At June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.
Administrative Support Agreement
The Company pays an affiliate of the Sponsor $20,000 per month for office space, secretarial, and administrative services. Upon the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company incurred and paid approximately $60,000 and $0, respectively, of administrative support expense. For the six months ended June 30, 2022 and for the period from February 10, 2021 (inception) through June 30, 2021, the Company incurred and paid approximately $120,000 and $0, respectively, of administrative support expense.
Note 6—Commitments and Contingencies
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
Note 7—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share their own. As of each of June 30, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares outstanding which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the accompanying unaudited condensed consolidated balance sheet is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(4,733,334)
Class A ordinary share issuance costs	(22,021,556)
Plus:
Accretion of carrying value to redemption value	26,754,890

Class A ordinary share subject to possible redemption as of December 31, 2021	200,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	195,699

Class A ordinary share subject to possible redemption as of June 30, 2022	$200,195,699

Note 8—Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 655,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A shares subject to possible redemption and classified outside of permanent equity on the condensed consolidated balance sheets.
Class B Ordinary
Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 6,666,667 Class B ordinary shares issued and outstanding (see Note 5).
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
Warrants
—As of June 30, 2022, there were 6,885,000 warrants (6,666,667 Public Warrants and 218,333 Private Warrants included in the Private Placement Units) outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares or private placement shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. No warrants are currently outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares or private placement shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
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
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value at each respective date.
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$200,295,699	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$200,005,484	$—	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022 and for the period from February 10, 2021 (inception) through June 30, 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note
10-
Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date condensed consolidated financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed consolidated financial statements
, except as disclosed in Note 1
.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this Quarterly Report on
Form 10-Q
for the quarterly period ended June 30, 2022 (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” are to 10X Capital Venture Acquisition Corp. II, except where the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements and related notes thereto included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Simultaneously with the closing of the Public Offering, 10X Capital SPAC Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”), and Cantor Fitzgerald & Co. (“Cantor”) purchased an aggregate of 655,000 private placement units (the “Private Placement Units”), each Private Placement Unit consisting of one Class A ordinary share (the “Private Placement Shares”) and one-third
of one redeemable warrant (the “Private Placement Warrants”), at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,550,000, in a private placement.
Upon the closing of the Public Offering on August 13, 2021, a total of $200 million ($10.00 per Unit), comprised of $196 million from the proceeds of the Public Offering and $4 million from the proceeds of the sale of the Private Placement Units, was placed in a trust account (the “Trust Account”).
As of October 1, 2021, our Class A ordinary shares and our Public Warrants began separately trading on Nasdaq.

Recent Developments
On August 12, 2022, the Company, 10X Magic First Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“First Merger Sub”), 10X Magic Second Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), and Prime Blockchain Inc., a Delaware corporation (“PrimeBlock”) entered into a Mutual Termination of Merger Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement effective as of such date.
As a result of the termination of the Merger Agreement, the Merger Agreement and the Support Agreements (as defined in the Merger Agreement) are of no further force and effect.
In addition, pursuant to its terms, that certain stock purchase agreement, dated March 31, 2022 by and between the Company and CF Principal Investments, LLC, a Delaware limited liability company, was automatically terminated upon the termination of the Merger Agreement.
We intend to continue to pursue the consummation of an initial business combination with an appropriate target.

Liquidity and Going Concern
As of June 30, 2022, we had approximately $619,000 outside of the Trust Account and a working capital deficit of approximately $5.6 million.
Our liquidity needs up to June 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $81,457. The promissory note was fully repaid upon the closing of the Public Offering. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 13, 2022. The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Results of Operations
Our entire activity from inception to June 30, 2022 related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we incurred a net loss of approximately $3,739,000, which consisted of approximately $3,949,000 in general and administrative expense and $60,000 in administrative expenses-related party, partially offset by approximately $270,000 in income from investments held in Trust Account.
For the three months ended June 30, 2021, we had net loss of $34, which consisted of general and administrative expenses.
For the six months ended June 30, 2022, we incurred a net loss of approximately $5,645,000, which consisted of approximately $5,815,000 in general and administrative expense and $120,000 in administrative expenses-related party, offset by approximately $290,000 in income from investments held in Trust Account.
For the period from February 10, 2021 (inception) through June 30, 2021, we had net loss of $11,731, which consisted of general and administrative expenses.
Commitments and Contingencies
Registration and Shareholder Rights
Pursuant to a registration rights agreement entered into on August 10, 2021, the holders of Class B ordinary shares, Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and Private Placement Units that may be issued upon conversion of the working capital loans will have registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
We granted the underwriters a
45-day
option from August 10, 2021 to purchase up to 3,000,000 additional Units at the Public Offering price less the underwriting discounts and commissions. On September 25, 2021, the over-allotment option expired.
The underwriters were entitled to an underwriting discount of approximately $4.0 million, paid upon the closing of the Public Offering. In addition, approximately $7.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies
The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 20,000,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended June 30, 2022 and for the period from February 10, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”),
which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU
2020-06
allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after January 1, 2024 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this change will have on our condensed consolidated financial statements.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on our condensed consolidated financial statements.

JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
filed with the SEC on March 30, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, other than as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies (“SPACs”) and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2021 (File No. 001-40722))

10.1	Mutual Termination of Merger Agreement, dated as of August 12, 2022, by and among the Company, First Merger Sub, Second Merger Sub and PrimeBlock (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022 (File No. 001-40722))

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10X CAPITAL VENTURE ACQUISITION CORP. II

Date: August 15, 2022	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)