Form 10-Q
period 2022-09-30
10X Capital Venture Acquisition Corp. II
filed 2022-11-14
CIK 1848898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
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
As of November
10,
2022, there were 20,655,000 Class A ordinary shares, $0.0001 par value, and 6,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. II

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page

PART I - FINANCIAL INFORMATION		1
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION		27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
SIGNATURES		32

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
10X CAPITAL VENTURE ACQUISITION CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$147,091	$1,358,622
Prepaid expenses	95,663	183,695

Total current assets	242,754	1,542,317
Investments held in Trust Account	201,198,442	200,005,484

Total Assets	$201,441,196	$201,547,801

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$2,600,640	$130,384
Accrued expenses	5,056,885	1,063,040

Total current liabilities	7,657,525	1,193,424
Deferred underwriting commissions	7,000,000	7,000,000

Total Liabilities	14,657,525	8,193,424
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,000,000 shares issued and outstanding at redemption value of approximately $10.05 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	201,098,442	200,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 655,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,666,667 shares issued and outstanding as of September 30, 2022 and December 31, 2021	667	667
Accumulated deficit	(14,315,504)	(6,646,356)

Total shareholders’ deficit	(14,314,771)	(6,645,623)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$201,441,196	$201,547,801

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2022	For the Period From February 10, 2021 (inception) Through September 30, 2021
	2022	2021
General and administrative expenses	$1,768,741	$306,845	$7,583,664	$318,576
Administrative expenses - related party	60,000	—	180,000	—

Loss from operations	(1,828,741)	(306,845)	(7,763,664)	(318,576)
Other income:
Income from investments held in Trust Account	902,743	1,259	1,192,958	1,259

Total other income	902,743	1,259	1,192,958	1,259

Net loss	$(925,998)	$(305,586)	$(6,570,706)	$(317,317)

Weighted average shares outstanding, Class A ordinary shares	20,655,000	10,434,783	20,655,000	4,137,931

Basic and diluted net loss per share, Class A ordinary shares	$(0.03)	$(0.02)	$(0.24)	$(0.03)

Weighted average shares outstanding, Class B ordinary shares	6,666,667	6,666,667	6,666,667	6,666,667

Basic and diluted net loss per share, Class B ordinary shares	$(0.03)	$(0.02)	$(0.24)	$(0.03)

The accompanying notes are an
integral
part
of
these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	655,000	$66	6,666,667	$667	$—	$(6,646,356)	$(6,645,623)
Net loss	—	—	—	—	—	(1,906,041)	(1,906,041)

Balance - March 31, 2022 (Unaudited)	655,000	66	6,666,667	667	—	(8,552,397)	(8,551,664)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(195,699)	(195,699)
Net loss	—	—	—	—	—	(3,738,667)	(3,738,667)

Balance - June 30, 2022 (Unaudited)	655,000	66	6,666,667	667	—	(12,486,763)	(12,486,030)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(902,743)	(902,743)
Net loss	—	—	—	—	—	(925,998)	(925,998)

Balance - September 30, 2022 (Unaudited)	655,000	$66	6,666,667	$667	$—	$(14,315,504)	(14,314,771)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM
FEBRUARY 10, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Equity
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - February 10, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	7,666,667	767	24,233	—	25,000
Net loss	—	—	—	—	—	(11,697)	(11,697)

Balance - March 31, 2021 (Unaudited)	—	—	7,666,667	767	24,233	(11,697)	13,303
Net loss	—	—	—	—	—	(34)	(34)

Balance - June 30, 2021 (Unaudited)	—	—	7,666,667	767	24,233	(11,731)	13,269
Fair value of Public Warrants included in the Units sold in the Initial Public Offering	—	—	—	—	4,733,334	—	4,733,334
Sales of Private Placement Units	655,000	66	—	—	6,549,934	—	6,550,000
Contribution from Sponsor upon sale of Founder Shares to Anchor Investors	—	—	—	—	10,341,127	—	10,341,127
Forfeiture of Class B ordinary shares	—	—	(1,000,000)	(100)	100	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(6,574,167)	(5,000,955)	(11,575,122)
Net loss	—	—	—	—	—	(305,586)	(305,586)

Balance - September 30, 2021 (Unaudited)	655,000	$66	6,666,667	$667	$—	$(5,318,272)	$9,757,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period From February 10, 2021 (inception) Through September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(6,570,706)	$(317,317)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	11,697
General and administrative expenses paid by Sponsor under promissory note	—	34
Income from investments held in Trust Account	(1,192,958)	(1,259)
Changes in operating assets and liabilities:
Prepaid expenses	88,032	(232,767)
Accounts payable	2,470,256	—
Accrued expenses	3,993,845	215,132

Net cash used in operating activities	(1,211,531)	(324,480)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	—	(200,000,000)

Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, gross	—	196,000,000
Proceeds received from private placement	—	6,550,000
Repayment of promissory note	—	(87,369)
Payment of deferred offering costs	—	(474,484)

Net cash provided by financing activities	—	201,988,147

Net change in cash	(1,211,531)	1,663,667
Cash - beginning of the period	1,358,622	—

Cash - end of the period	$147,091	$1,663,667

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party in exchange for Founder Shares	$—	$13,303

Offering costs paid by related party under promissory note	$—	$79,773

Deferred underwriting fee	$—	$7,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has only 21 months from the closing of the Initial Public Offering (the “Combination Period”), or May 13, 2023 (see discussion below), to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up t
o $
100,000
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

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination
On November 2, 2022, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, 10X AA Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and African Agriculture, Inc., a Delaware corporation (“African Agriculture”).
Concurrently with the execution of the Merger Agreement, certain IPO anchor investors of the Company (the “Initial 10X II Anchor Investors”) entered into non-redemption
agreements with the Company and 10X Capital SPAC Sponsor II LLC, a Cayman Islands limited liability company (“Sponsor”).
On November 4, 2022 and November 8, 2022, additional IPO anchor investors of the Company (the “Additional 10X II Anchor Investors” and together with the Initial 10X II Anchor Investors, the “10X II Anchor Investors”) entered into non-redemption
agreements (collectively, the
“Non-Redemption
Agreements”) with the Company and Sponsor.
Pursuant to the
Non-Redemption
Agreements, such 10X II Anchor Investors agreed for the benefit of the Company to (i) vote certain of the Company’s ordinary shares now owned or hereafter acquired (the “Subject 10X II Equity Securities”), representing 3,705,743 ordinary shares of the Company in the aggregate, in favor of the proposal to amend the Company’s organizational documents to extend the time the Company is permitted to close a business combination and (ii) not redeem the Subject 10X II Equity Securities in connection with such proposal. In connection with these commitments from the 10X II Anchor Investors, Sponsor has agreed to transfer to each 10X II Anchor Investor an amount of its Class B ordinary shares on or promptly after the consummation of the Business Combination.
Simultaneously with the execution of the Merger Agreement, the Company and African Agriculture entered into an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with Vellar Opportunity Fund SPV LLC – Series 8 (“Seller”), a client of Cohen & Company Financial Management, LLC (“Cohen”). Pursuant to the Forward Purchase Agreement, Seller intends, but is not obligated, to purchase through a broker in the open market (a) the Company’s Class A ordinary shares, par value $0.0001 per share (the “Shares”) after the date of the Company’s redemption deadline from holders of Shares, including those who have elected to redeem Shares (such purchased Shares, the “Recycled Shares”) pursuant to the redemption rights set forth in the Company’s amended and restated memorandum and articles of association in connection with the Business Combination and (b) additional Shares in an issuance from the Company (such Shares, the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). The aggregate total Subject Shares will be 4,000,000, subject to automatic reduction to equal the amount of the Company’s ordinary shares outstanding as of the redemption deadline and subject to increase to up to 10,000,000 upon mutual agreement of the Company and Seller (the “Maximum Number of Shares”). Seller has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Business Combination.
On November 9, 2022, the Shareholders approved, by special resolution, the proposal to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association (“Second A&R Charter”), to extend the date by which the Company must (1) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination, and (3) redeem all of the Class A Ordinary Shares included as part of the units sold in the Company’s initial public offering, from November 13, 2022 to May 13, 2023(the “Extension”).
Refer to the Current Reports Form
8-K,
as filed with the Securities and Exchange Commission on November 4, 2022 and November 9, 2022, for additional information.
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $147,000 in cash and working capital deficit of approximately $7.4 million.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 13, 2023. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete an initial business combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
2-Significant
Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed, consolidated or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected through the year ending December 31, 2022, or any future period.
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

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheet, primarily due to their short-term nature.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and the Private Placement Warrants included in the Private Placement Units (as defined below) to purchase an aggregate of 6,885,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30,				For the Nine Months Ended		For the Period From February 10, 2021 (inception)
	2022		2021		September 30, 2022		Through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(700,048)	$(225,950)	$(186,459)	$(119,127)	$(4,967,410)	$(1,603,296)	$(121,526)	$(195,791)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,655,000	6,666,667	10,434,783	6,666,667	20,655,000	6,666,667	4,137,931	6,666,667

Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)	$(0.02)	$(0.02)	$(0.24)	$(0.24)	$(0.03)	$(0.03)

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

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Note
3-Initial
Public Offering
On August 13, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $
200,000,000
. Of the
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
4-Private
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

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note
5-Related
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
Promissory Note-Related Party
The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. The Company fully repaid the promissory note in the amount of $87,369 upon the closing of Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was no outstanding balance under the promissory note. Subsequent to the repayment, the promissory note is no longer available to the Company.
Related Party Loans
In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post-Business Combination company at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units. At September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.
Administrative Support Agreement
The Company pays an affiliate of the Sponsor $20,000 per month for office space, secretarial, and administrative services. Upon the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred and paid approximately $60,000 and $26,667, respectively, of administrative support expense. For the nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021, the Company incurred and paid approximately $180,000 and $26,667, respectively, of administrative support expense.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note
6-Commitments
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
7-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share their own. As of each of September 30, 2022 and December 31, 2021, there were 20,000,000 Class A ordinary shares outstanding which were subject to possible redemption.
The Class A ordinary shares subject to possible redemption reflected on the accompanying unaudited condensed consolidated balance sheet is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(4,733,334)
Class A ordinary share issuance costs	(22,021,556)
Plus:
Accretion of carrying value to redemption value	26,754,890

Class A ordinary share subject to possible redemption as of December 31, 2021	200,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,098,442

Class A ordinary share subject to possible redemption as of September 30, 2022	$201,098,442

Note
8-Shareholders’
Deficit
Preference Shares
-The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 655,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A shares subject to possible redemption and classified outside of permanent equity on the condensed consolidated balance sheets.
Class
 B Ordinary Shares-
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,666,667 Class B ordinary shares issued and outstanding (see Note 5).

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
on by shareholders.
Warrants
-As of September 30, 2022, there were 6,885,000 warrants (6,666,667 Public Warrants and 218,333 Private Warrants included in the Private Placement Units) outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares or private placement shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. No warrants are currently outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares or private placement shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at five p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note
9-Fair
Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value at each respective date.

10X CAPITAL VENTURE ACQUISITION CORP. II
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$201,198,442	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Funds that invest in U.S. Treasury Securities	$200,005,484	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022 and for the period from February 10, 2021 (inception) through September 30, 2021.
Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Note
10-
Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date condensed consolidated financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the condensed consolidated financial statements, except as disclosed in Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” are to 10X Capital Venture Acquisition Corp. II, except where the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements and related notes thereto included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, plans to consummate the Company’s initial business combination, statements about the business operations and prospects of African Agriculture, and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022 and this Quarterly Report on Form 10-Q and elsewhere in our filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On August 12, 2022, the Company, 10X Magic First Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“First Merger Sub”), 10X Magic Second Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), and Prime Blockchain Inc., a Delaware corporation (“PrimeBlock”) entered into a Mutual Termination of Merger Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement by and among the Company, First Merger Sub, Second Merger Sub and PrimeBlock, dated March 31, 2022 (the “PrimeBlock Merger Agreement”) effective as of such date.

As a result of the termination of the PrimeBlock Merger Agreement, the PrimeBlock Merger Agreement and the Support Agreements (as defined in the PrimeBlock Merger Agreement) are of no further force and effect.

In addition, pursuant to its terms, that certain stock purchase agreement, dated March 31, 2022 by and between the Company and CF Principal Investments, LLC, a Delaware limited liability company, was automatically terminated upon the termination of the PrimeBlock Merger Agreement.

Recent Developments

The Merger Agreement

On November 2, 2022, we entered into an Agreement and Plan of Merger (the “AA Merger Agreement”) with 10X AA Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (the “AA Merger Sub”) and African Agriculture, Inc., a Delaware corporation (“African Agriculture”). The AA Merger Agreement and the transactions contemplated thereby were approved by our board of directors and the boards of directors of African Agriculture.

Pursuant to the Merger Agreement, we will, subject to obtaining the required shareholder approvals and at least one day prior to the Effective Time (as defined in the AA Merger Agreement), change our jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). Following the Domestication, AA Merger Sub will merge with and into African Agriculture (the “Merger”), with African Agriculture surviving the Merger as our wholly-owned subsidiary. In connection with the closing of the Merger (the “Closing”), we will change our name to “African Agriculture Holdings Inc.” (“New African Agriculture”). The Domestication, the Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination”.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of African Agriculture issued and outstanding immediately prior to the Effective Time, shall be converted into the right to receive the number of shares of duly authorized, validly issued, fully paid and nonassessable common stock of New African Agriculture (“New African Agriculture Common Stock”) equal to the quotient obtained by dividing (i) the sum of (1) $450,000,000 and (2) the aggregate amount of any Company Pre-Closing Financing (as defined in the AA Merger Agreement) by (ii) ten dollars ($10.00) by (y) the sum, without duplication, of the aggregate number of shares of common stock of African Agriculture that are (i) issued and outstanding immediately prior to the Effective Time, (ii) issuable upon the exercise or settlement of options or restricted stock units of African Agriculture (whether or not then vested or exercisable) that are outstanding immediately prior to the Effective Time, or (iii) issuable upon conversion of any African Agriculture convertible note outstanding at the Effective Time (the “Merger Consideration”).

The AA Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by our or African Agriculture’s mutual written consent, (ii) by us, subject to certain exceptions, if any of the representations and warranties of African Agriculture are not true and correct or if African Agriculture fails to perform any of its respective covenants or agreements set forth in the AA Merger Agreement such that certain conditions to our obligations cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by African Agriculture, subject to certain exceptions, if any of the representations and warranties made by us are not true and correct or if we fail to perform any of its covenants or agreements set forth in the AA Merger Agreement such that the condition to the obligations of African Agriculture cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by either us or African Agriculture if the Closing has not occurred on or before May 13, 2023 (the “Termination Date”); provided that the Termination Date may be extended at our discretion up to August 13, 2023; provided further that such date is prior to the deadline by which we must complete our initial business combination under our organizational documents, (v) by either African Agriculture or us if the consummation of the Merger is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or other law; (vi) by either us or African Agriculture if the Extension Proposal (as defined below) is not duly approved on or before November 13, 2022, (vii) prior to obtaining the required approvals by our shareholders, by African Agriculture if our board of directors changes its recommendation that our shareholders approve the proposals included in the proxy statement/prospectus or fails to include such recommendation in the proxy statement/prospectus, (viii) by African Agriculture if certain required approvals are not obtained by our shareholders after the conclusion of a meeting of our shareholders held for the purpose of voting on such approvals, and (ix) by us if the required approvals by African Agriculture stockholders have not been obtained within ten (10) business days following the date that the Registration Statement is disseminated by African Agriculture to its stockholders.

African Agriculture will be obligated to pay us a termination fee equal to 1.0% of the Merger Consideration if the AA Merger Agreement is terminated by us pursuant to clause (ii) or (iv) of the preceding paragraph or by African Agriculture pursuant to clause (iv) of the AA Merger Agreement. We will be obligated to pay African Agriculture a termination fee equal to 1.0% of the Merger Consideration if the AA Merger Agreement is terminated by African Agriculture pursuant to clause (iii) of the preceding paragraph.

Acquiror Support Agreement

Concurrently with the execution of the AA Merger Agreement, we entered into the Acquiror Support Agreement (the “Acquiror Support Agreement”) with African Agriculture, and the Sponsor and our directors and officers (collectively, the “Class B Holders”) pursuant to which the Class B Holders agreed to, among other things, (i) vote at any meeting or pursuant to any action of written resolution of our shareholders all of their class B ordinary shares, par value $0.0001 per share, held of record or thereafter acquired in favor of the Business Combination, the Domestication and the other Proposals (as defined in the Merger Agreement) and (ii) be bound by certain other covenants and agreements related to the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement. Additionally, for a period ending six months after Closing (the “First Lock-up Period”), the Class B Holders will be subject to a lock-up with respect to one-third Lock-Up Shares (as defined in the Acquiror Support Agreement), and for a period beginning six months after Closing and ending twelve months after Closing (the “Second Lock-up Period”) the Class B Holders will be subject to a lock-up with respect to the remaining two-thirds of the Lock-Up Shares; provided that the lock-up shall expire upon the date on which the last reported sale price of the shares of New African Agriculture Common Stock exceeds $12.00 per share for any twenty (20) trading days within any consecutive thirty (30) trading day period during the Second Lock-up Period.

The Non-Redemption Agreement

Concurrently with the execution of the Merger Agreement, certain of our IPO anchor investors (the “10X II Anchor Investors”) entered into non-redemption agreements (the “Non-Redemption Agreements”) with us and the Sponsor.

Pursuant to the Non-Redemption Agreements, such 10X II Anchor Investor agreed for the benefit of us to vote certain of our ordinary shares now owned or hereafter acquired (the “Subject 10X II Equity Securities”), representing 3,355,743 of our ordinary shares in the aggregate, in favor of the proposal to amend our organizational documents to extend the time we are permitted to close an initial business combination and not redeem the Subject 10X II Equity Securities in connection with such proposal. In connection with these commitments from the 10X II Anchor Investors, Sponsor has agreed to transfer to each 10X II Anchor Investor an amount of its Class B ordinary shares following the Closing of the Merger.

The Standby Equity Purchase Agreement

Concurrently with the execution of the AA Merger Agreement, we entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, Ltd. (“Yorkville”) pursuant to which, subject to the consummation of the Business Combination, New African Agriculture has the option, but not the obligation, to issue, and Yorkville shall subscribe for, an aggregate amount of up to $100 million of New African Agriculture Common Stock at the time of New African Agriculture’s choosing during the term of the agreement, subject to certain limitations, including caps on issuance and subscriptions based on trading volumes. Each advance under the SEPA (an “Advance”) may be for an aggregate amount of New African Agriculture Common Stock purchased at 96% of the Market Price during a one-day pricing period or 97% of the Market Price during a three-day pricing period elected by New African Agriculture. The “Market Price” is defined in the SEPA as the VWAP (as defined below) during the trading day, in the case of a one day pricing period, or the lowest daily VWAP of the three consecutive trading days, in the case of a three day pricing period, commencing on the trading day on which New African Agriculture submits an Advance notice to Yorkville. “VWAP” means, for any trading day, the daily volume weighted average price of New African Agriculture Common Stock for such date on Nasdaq as reported by Bloomberg L.P. during regular trading hours or such other period in the case of a one-day trading period. The SEPA will continue for a term of three years commencing from the sixth trading day following the closing of the Business Combination (the “SEPA Effective Date”).

Pursuant to the SEPA, New African Agriculture will pay to Yorkville a commitment fee of $1.0 million, which is to be paid on the SEPA Effective Date. New African Agriculture can elect to pay the commitment fee by issuing New African Agriculture Common Stock to Yorkville in an amount equal to the commitment fee divided by the average daily VWAP for the five consecutive trading days prior to the SEPA Effective Date.

The Forward Purchase Agreement

Simultaneously with the execution of the AA Merger Agreement, we and African Agriculture entered into an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with Vellar Opportunity Fund SPV LLC – Series 8 (“Seller”), a client of Cohen & Company Financial Management, LLC (“Cohen”). Pursuant to the Forward Purchase Agreement, Seller intends, but is not obligated, to purchase through a broker in the open market (a) our Class A ordinary shares, par value $0.0001 per share (the “Shares”) after the date of our redemption deadline from holders of Shares, including those who have elected to redeem Shares (such purchased Shares, the “Recycled Shares”) pursuant to the redemption rights set forth in our amended and restated memorandum and articles of association in connection with the Business Combination and (b) additional Shares in an issuance from us (such Shares, the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). The aggregate total Subject Shares will be 4,000,000, subject to automatic reduction to equal the amount of our ordinary shares outstanding as of the redemption deadline and subject to increase to up to 10,000,000 upon mutual agreement of us and Seller (the “Maximum Number of Shares”). Seller has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Business Combination.

Prior to maturity, Seller may also purchase through a broker in the open market additional Shares, subject to adjustment, which Shares shall be incremental to the Maximum Number of Shares and shall not be included in the Maximum Number of Shares under the Forward Purchase Agreement.

The Forward Purchase Agreement provides that following the closing of the Business Combination, we will pay to Seller, out of funds held in its account, an amount (the “Prepayment Amount”) equal to (x) the pre-share redemption price (the “Initial Price”) multiplied by (y) the number of Recycled Shares on the date of such prepayment. At our option, up to 10% of such Prepayment Amount may be paid to us and netted from the Prepayment Amount (the “Prepayment Shortfall”).

From time to time following the closing of the SEPA, Seller, in its discretion, may sell the Subject Shares and remit to us an amount equal to the amount of such Subject Shares multiplied by the Reset Price (as defined in the Forward Purchase Agreement); provided that no proceeds will be paid to us in respect of such sales of Subject Shares with net proceeds equal to the Prepayment Shortfall.

Upon the occurrence of the Maturity Date (as defined in the Forward Purchase Agreement), we are obligated to pay to Seller an amount equal to the product of (a) (x) the Maximum Number of Shares, less (y) the number of Terminated Shares (as defined in the Forward Purchase Agreement), multiplied by (b) $2.00 payable in cash or in shares at our option. The Maturity Date may be accelerated upon occurrences described in the Forward Purchase Agreement.

We have agreed to file, upon the request of the Seller, a registration statement with the SEC registering the resale of the Subject Shares and the Share Consideration under the Securities Act of 1933, within thirty (30) days following such request. Entities and funds managed by Cohen own equity interests in the Sponsor.

The Forward Purchase Agreement contains additional representations, warranties, indemnities, agreements and termination rights of the parties thereto.

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

Non-Redemption Agreements

On November 2, 2022, concurrently with the execution of the AA Merger Agreement, on November 4, 2022, and on November 8, 2022, certain of our Public Offering anchor investors (the “Anchor Investors”) entered into non-redemption agreements (the “Non-Redemption Agreements”) with us and our Sponsor. Pursuant to the Non-Redemption Agreements, such Anchor Investors agreed for our benefit to (i) vote certain of our ordinary shares now owned or hereafter acquired (the “Subject Equity Securities”), representing 3,705,743 of our ordinary shares in the aggregate, in favor of the proposal to amend our organizational documents to extend the time we are permitted to close a business combination and (ii) not redeem the Subject Equity Securities in connection with such proposal. In connection with these commitments from the Anchor Investors, our Sponsor has agreed to transfer to each Anchor Investor an amount of our Class B ordinary shares on or promptly after the consummation of the Business Combination.

Extraordinary General Meeting

On November 9, 2022, we held an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”), to vote on an amendment to our Amended and Restated Memorandum and Articles of Association to, among other things, extend the date by which we must (1) consummate an initial business combination, (2) cease our operations except for the purpose of winding up if we fail to complete such initial business combination, and (3) redeem all of our Class A ordinary shares included as part of the units sold in our Public Offering (such proposal, the “Extension Proposal”). At the meeting our shareholders voted to amend our Amended and Restated Memorandum and Articles of Association by special resolution, extending the date by which we must consummate our initial business combination from November 13, 2022 to May 13, 2023. On November 9, 2022, the Company filed the Special Resolution and the Company’s Second Amended and Restated Memorandum and Articles of Association with the Cayman Islands Registrar of Companies.

In connection with its solicitation of proxies in connection with the Extension Proposal, the Company was required to permit its public shareholders to redeem their Public Shares. Of the 20,000,000 Public Shares outstanding with redemption rights, a total of 212 of our shareholders elected to redeem 15,357,970 Public Shares at a per share redemption price of $10.09. As a result, approximately $154.9 million will be removed from the Trust Account to pay such holders, and approximately $46.9 million will remain in the Trust Account. Following the redemptions, we will have 4,642,030 Public Shares with redemption rights outstanding.

See the Definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on October 19, 2022 and the Current Report on Form 8-K filed by the Company with the SEC on November 9, 2022 for additional information.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $147,000 outside of the Trust Account and a working capital deficit of approximately $7.4 million.

Our liquidity needs up to September 30, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $81,457. The promissory note was fully repaid upon the closing of the Public Offering. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any working capital loans.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 13, 2023. The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We intend to complete an initial business combination before the mandatory liquidation date. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination.

Results of Operations

Our entire activity from inception to September 30, 2022 related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we incurred a net loss of $925,998, which consisted of $1,768,741 in general and administrative expense and $60,000 in administrative expenses-related party, partially offset by $902,743 in income from investments held in Trust Account.

For the three months ended September 30, 2021, we had net loss of $305,586, which consisted of formation and operating costs of $306,845 and interest income on investments held in the Trust Account of $1,259.

For the nine months ended September 30, 2022, we incurred a net loss of $6,570,706, which consisted of $7,583,664 in general and administrative expense and $60,000 in administrative expenses-related party, partially offset by $1,192,958 in income from investments held in Trust Account.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 6,885,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from February 10, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 30, 2022 and this Quarterly Report. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. In addition to the risk factors set forth in our Annual Report on Form 10-K filed with the SEC on March 30, 2022 and this Quarterly Report, we face certain material risks and uncertainties related to the Business Combination. If we succeed in effecting the Business Combination, we will face additional and different risks and uncertainties related to the business of African Agriculture. Such material risks are to be set forth in a Registration Statement on Form S-4, including a proxy statement/prospectus included therein, to be filed by us with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We cannot assure you that we will be able to complete a business combination prior to May 13, 2023, the date by which we are required to complete our initial business combination or be forced to liquidate.

We cannot assure you that we will be able to consummate an initial business combination prior to May 13, 2023, the date by which we are required to complete our initial business combination or be forced to liquidate following the approval by our shareholders to amend our Amended and Restated Memorandum and Articles of Association to extend the date by which we are required to complete our initial business combination (the “Extension”). Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. Although we are required to offer shareholders redemption rights in connection with any shareholder vote to approve a business combination, or if we seek to further extend the date by which we are required to complete our initial business combination at an extraordinary general meeting of shareholders to vote upon an amendment to our Amended and Restated Memorandum and Articles of Association for such further extension (a “Further Extension”), there may be no extraordinary general meeting of shareholders to vote upon our initial business combination or a Further Extension before May 13, 2023. Even if our initial business combination or a Further Extension is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate our initial business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with a shareholder vote upon a Further Extension and vote upon our initial business combination could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment, except through sales of our securities on the open market. The price of our securities may be volatile, and there can be no assurance that shareholders will be able to dispose of our securities at favorable prices, or at all.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACs such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs, including companies like ours, could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the registration statement for its initial public offering.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we would be subject to burdensome compliance requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the registration statement on Form S-1 that we filed in connection with our Public Offering (the “IPO Registration Statement”), instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere may lead to increased volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of November 2, 2022, by and among 10X Capital Venture Acquisition Corp. II, 10X AA Merger Sub, Inc. and African Agriculture Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2022 (File No. 001-40722))

3.1	Second Amended and Restated Memorandum and Articles of Association of 10X II (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2022 (File No. 001-40722))

10.1	Acquiror Support Agreement, dated November 2, 2022 by and among 10X Capital Venture Acquisition Corp. II, African Agriculture Inc., 10X Capital SPAC Sponsor II LLC and the directors and executive officers of 10X Capital Venture Acquisition Corp. II named therein. (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2022 (File No. 001-40722))

10.2	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2022 (File No. 001-40722))

10.3	Standby Equity Purchase Agreement, dated November 2, 2022, by and between 10X Capital Venture Acquisition Corp. II and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2022 (File No. 001-40722))

10.4	OTC Equity Prepaid Forward Transaction by and among 10X Capital Venture Acquisition Corp. II, African Agriculture Inc. and Vellar Opportunity Fund SPV LLC – Series 8. (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2022 (File No. 001-40722))

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10X CAPITAL VENTURE ACQUISITION CORP. II

Date: November 14, 2022	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer
(Principal Financial and Accounting
Officer and Duly Authorized Officer)