Form 10-K
period 2022-12-31
10X Capital Venture Acquisition Corp. II
filed 2023-04-17
CIK 1848898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to ________

Commission File Number 001-40722

10X Capital Venture Acquisition Corp. II

(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1594494
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 World Trade Center, 85th Floor New York, NY	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 257-0069

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	VCXAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	VCXA	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	VCXAW	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐
Non-accelerated filer	☒	Accelerated filer	☐
Emerging growth company	☒	Smaller reporting company	☒

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

As of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $199.78 million.

At April 10, 2023, there were 5,297,030 Class A ordinary shares, par value $0.0001 per share, and 6,666,667 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Annual Report, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy, plans to consummate our initial business combination, statements about the business operations and prospects of African Agriculture (as defined below) and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance but reflect management’s current beliefs based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war and those risk factors described under “Item 1A. Risk Factors.” Our securities filings can be accessed on the EDGAR section of the Securities and Exchange Commission’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

All such forward-looking statements speak only as of the date of this Annual Report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based unless required by law. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Cautionary Note Regarding Forward-Looking Statements.

ii

PART I

References in this Annual Report to “we,” “us,” “our,” “10X II” or the “Company” are to 10X Capital Venture Acquisition Corp. II, a blank check company incorporated as a Cayman Islands exempted company. References to our “Sponsor” refer to 10X Capital SPAC Sponsor II LLC, a Cayman Islands limited liability company.

Item 1. Business

Overview

We are a blank check company incorporated on February 10, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our “initial business combination.” We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash. We are an emerging growth company, and as such, we are subject to all of the risks associated with emerging growth companies.

Initial Public Offering

On August 13, 2021 (the “Close Date”), we consummated an initial public offering of 20,000,000 units (the “Units”) at a price of $10.00 per Unit, generating gross proceeds of $200,000,000 before underwriting discounts and expenses (the “Public Offering”). Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A ordinary shares” or “public shares”), and one-third of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole Public Warrants may be exercised and no fractional Public Warrants will be issued upon separation of the Units, and only whole Public Warrants may be traded.

Simultaneously with the consummation of our Public Offering, we consummated the private placement of an aggregate of 655,000 Units (the “Private Placement Units”) to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $6,550,000 (the “Private Placement”). Each Private Placement Unit consists of one Class A ordinary share (the “Private Placement Shares”) and one-third of one redeemable warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). No underwriting discounts or commissions were paid with respect to the Private Placement. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In the Private Placement, the Sponsor purchased 455,000 Private Placement Units, and Cantor purchased 200,000 Private Placement Units. The Private Placement Units are identical to the Units, except that the Private Placement Units (including the underlying securities) are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the Private Placement Warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to such Private Placement Warrants held by Cantor, will not be exercisable more than five years from the commencement of sales in the Public Offering. If the Private Placement Units are held by holders other than the initial purchasers or their permitted transferees, then the Private Placement Warrants included in the Private Placement Units will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants included in the Units sold in the Public Offering.

We received gross proceeds from the Public Offering and the Private Placement of $200,000,000 and $6,550,000, respectively, for an aggregate of $206,550,000. A total of $200,000,000, comprised of $196,000,000 of the proceeds from the Public Offering (which amount includes $7,000,000 of the underwriter’s deferred discount) and $4,000,000 of the proceeds of the Private Placement, was placed in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. In connection with the Extension (as defined below), a total of 212 shareholders elected to redeem an aggregate of 15,357,970 Class A ordinary shares, representing approximately 74.4% of the issued and outstanding Class A ordinary shares. As a result, an aggregate of $154,906,130.25 (or approximately $10.09 per share) was released from the Trust Account to pay such shareholders. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

Following the Public Offering and the Private Placement, after payment of costs related to the Public Offering, we had $2,385,893 held outside of the Trust Account. On November 14, 2022, we issued an unsecured promissory note (as amended and restated on November 14, 2022, the “2022 Note”) to the Sponsor for an aggregate principal amount of up to $800,000 for working capital purposes (“Working Capital Loan”). The 2022 Note bears no interest and is repayable in full upon the earlier of the consummation of our initial business combination and the day prior to the date we elect to liquidate and dissolve in accordance with the provisions of our Charter (such earlier date, the “Maturity Date”). The 2022 Note may also be converted into additional private placement-equivalent units (the “Working Capital Units”), at a price of $10.00 per unit, at the option of the holder of the 2022 Note at any time on or prior to the Maturity Date. The Working Capital Units are identical to our Private Placement Units, with each Working Capital Unit consisting of one Class A ordinary share and one-third of one redeemable warrant (the “Working Capital Warrants”). As of December 31, 2022, we had $37,000 held outside of the Trust Account.

We now have until May 13, 2023 (the “Termination Date”), or such later time as our shareholders may approve in accordance with our Second Amended and Restated Memorandum and Articles of Association (the “Charter”), to consummate our initial business combination (the “Combination Period”). If we are unable to consummate our initial business combination by such date and do not obtain an additional extension, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining public shareholders and our board of directors (the “Board”), liquidate and dissolve, subject in each case to our obligations under the Companies Act (as amended) of the Cayman Islands (the “Companies Act”) to provide for claims of creditors and other requirements of applicable law.

Termination of the PrimeBlock Merger Agreement

On March 31, 2022, we entered into an agreement and plan of merger (the “PrimeBlock Merger Agreement”) with 10X Magic First Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“First Merger Sub”), 10X Magic Second Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Second Merger Sub”), and Prime Blockchain Inc., a Delaware corporation (“PrimeBlock”).

On August 12, 2022, we, First Merger Sub, Second Merger Sub and PrimeBlock entered into a mutual termination of merger agreement (the “Termination Agreement”), pursuant to which the parties mutually agreed to terminate the PrimeBlock Merger Agreement effective as of such date. As a result of the termination of the PrimeBlock Merger Agreement, the PrimeBlock Merger Agreement and the Support Agreements (as defined in the PrimeBlock Merger Agreement) are of no further force and effect.

In addition, pursuant to its terms, that certain stock purchase agreement, dated March 31, 2022 by and between the Company and CF Principal Investments, LLC, a Delaware limited liability company, was automatically terminated upon the termination of the PrimeBlock Merger Agreement.

Proposed Business Combination

On November 2, 2022, we entered into an agreement and plan of merger (as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of January 3, 2023 (the “First Amendment”), and as may be further amended, supplemented or otherwise modified from time to time, the “AA Merger Agreement”) with 10X AA Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“AA Merger Sub”), and African Agriculture, Inc., a Delaware corporation (“African Agriculture”).

Pursuant to the AA Merger Agreement, we will, subject to obtaining the required shareholder approvals and at least one day prior to the Effective Time (as defined in the AA Merger Agreement), change our jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). Following the Domestication, AA Merger Sub will merge with and into African Agriculture (the “Merger”), with African Agriculture surviving the Merger as a wholly-owned subsidiary of the Company. In connection with the closing of the Merger (the “Closing”), we will change our name to “African Agriculture Holdings Inc.” (“New African Agriculture”). The Domestication, the Merger and the other transactions contemplated by the AA Merger Agreement are referred to herein as the “Business Combination.”

The AA Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the AA Merger Agreement, a copy of which is filed as an exhibit to this Annual Report.

Pursuant to the First Amendment, a copy of which is filed as an exhibit to this Annual Report, African Agriculture has agreed to provide all necessary assistance and cooperation in connection with a shareholder vote to amend the Charter to further extend the term of the Company, if necessary, including paying all reasonable out-of-pocket fees and expenses of African Agriculture, the Company and AA Merger Sub (including, but not limited to, fees and expenses of outside counsel and any other agents, advisors, consultants, experts and financial advisors, employed by or on behalf of African Agriculture, the Company or AA Merger Sub) related to such extension.

Concurrently with the execution of the AA Merger Agreement, we entered into an acquiror support agreement (the “Acquiror Support Agreement”) with African Agriculture, and our Sponsor and directors and officers (collectively, the “Class B Holders”), pursuant to which the Class B Holders agreed to, among other things, (i) vote in favor of the Business Combination, the Domestication and the other Proposals (as defined in the AA Merger Agreement) and (ii) be bound by certain other covenants and agreements related to the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement, a copy of which is filed as an exhibit to this Annual Report. As of the date of this Annual Report, and due to the redemption of 15,357,970 public shares in connection with the shareholder vote to approve the extension of the date by which we must complete an initial business combination, the Sponsor owns 48.4% of our issued and outstanding ordinary shares.

In connection with the execution of the AA Merger Agreement, we entered into support agreements with African Agriculture and certain of its stockholders (each an “African Agriculture Support Agreement”), pursuant to which each such stockholder agreed to (i) vote all shares of common stock of African Agriculture held of record or thereafter acquired in favor of the Business Combination, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities prior to the Closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the African Agriculture Support Agreements, the form of which is filed as an exhibit to this Annual Report.

Concurrently with the execution of the AA Merger Agreement, on November 4, 2022 and on November 8, 2022, certain investors of the Company (the “10X II Investors”) entered into non-redemption agreements (the “Non-Redemption Agreements”) with us and our Sponsor. Pursuant to the Non-Redemption Agreements, a form of which is filed as an exhibit to this Annual Report, the 10X II Investors agreed for the benefit of the Company to (i) vote certain ordinary shares owned or acquired (the “Subject 10X II Equity Securities”), representing 3,705,743 ordinary shares in the aggregate, in favor of the Extension Proposal (as defined below) and (ii) not redeem the Subject 10X II Equity Securities in connection with such proposal. In connection with these commitments from the 10X II Investors, the Sponsor has agreed to transfer to each 10X II Investor an amount of its Class B ordinary shares, par value $0.0001 per share, of the Company (the “Founder Shares” or “Class B ordinary shares”) on or promptly after the consummation of the Business Combination.

Concurrently with the execution of the AA Merger Agreement, we entered into a standby equity purchase agreement (“SEPA”) with YA II PN, Ltd. (“Yorkville”) pursuant to which, subject to the consummation of the Business Combination, New African Agriculture has the option, but not the obligation, to issue, and Yorkville shall subscribe for, an aggregate amount of up to $100 million of common stock, par value $0.0001 per share, of New African Agriculture (“New African Agriculture Common Stock”) at the time of New African Agriculture’s choosing during the term of the agreement, subject to certain limitations, including caps on issuance and subscriptions based on trading volumes. Each advance under the SEPA (an “Advance”) may be for an aggregate amount of New African Agriculture Common Stock purchased at 96% of the Market Price during a one-day pricing period or 97% of the Market Price during a three-day pricing period elected by New African Agriculture. The “Market Price” is defined in the SEPA as the VWAP (as defined below) during the trading day, in the case of a one-day pricing period, or the lowest daily VWAP of the three consecutive trading days, in the case of a three-day pricing period, commencing on the trading day on which New African Agriculture submits an Advance notice to Yorkville. “VWAP” means, for any trading day, the daily volume weighted average price of New African Agriculture Common Stock for such date on Nasdaq as reported by Bloomberg L.P. during regular trading hours or such other period in the case of a one-day trading period. The SEPA will continue for a term of three years commencing from the sixth trading day following the closing of the Business Combination (the “SEPA Effective Date”).

Pursuant to the SEPA, New African Agriculture will pay to Yorkville a commitment fee of $1.0 million, which is to be paid on the SEPA Effective Date. New African Agriculture can elect to pay the commitment fee by issuing New African Agriculture Common Stock to Yorkville in an amount equal to the commitment fee divided by the average daily VWAP for the five consecutive trading days prior to the date such payment is due.

Concurrently with the execution of the AA Merger Agreement, we entered into an OTC equity prepaid forward transaction confirmation (the “Forward Purchase Agreement”) with African Agriculture and Vellar Opportunity Fund SPV LLC – Series 8 (“Vellar”), a client of Cohen & Company Financial Management, LLC, a copy of which is filed as an exhibit to this Annual Report, pursuant to which, among other things, Vellar (i) intends, but is not obligated, to purchase an aggregate of 4,000,000 Class A ordinary shares, subject to automatic reduction to equal the amount of our ordinary shares outstanding as of the redemption deadline and subject to increase to up to 10,000,000 upon mutual agreement by us and Vellar, and (ii) agreed to waive any redemption rights with respect to such shares in connection with the Business Combination.

For more information about the AA Merger Agreement and the proposed Business Combination, see the preliminary prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-269342) originally filed by us with the SEC on January 20, 2023, as amended from time to time (the “Form S-4”). Unless specifically stated, this Annual Report does not give effect to the proposed Business Combination and does not contain the risks associated with the proposed Business Combination. Such risks and effects relating to the proposed Business Combination will be included in the Form S-4.

Extension

On November 9, 2022, we held an extraordinary general meeting at which our shareholders approved, by special resolution, the proposal to amend and restate our Amended and Restated Memorandum and Articles of Association to extend the date by which we must (1) consummate our initial business combination, (2) cease our operations except for the purpose of winding up if we fail to complete such initial business combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in our Public Offering from November 13, 2022 to the Termination Date (the “Extension,” and such proposal, the “Extension Proposal”). In connection with the Extension, a total of 212 shareholders elected to redeem an aggregate of 15,357,970 Class A ordinary shares, representing approximately 74.4% of the issued and outstanding Class A ordinary shares. As a result, an aggregate of $154,906,130.25 (or approximately $10.09 per share) was released from the Trust Account to pay such shareholders.

Business Strategy

We seek to capitalize on the significant relationships of our Chief Executive Officer, Hans Thomas, and our management team to identify, evaluate and acquire high growth technology and tech-enabled businesses domestically and abroad in the consumer internet, ecommerce, software, healthcare, transportation/mobility and financial services industries, as well as other industries that are being disrupted by advances in technology and on technology paradigms including artificial intelligence (“AI”), automation, data science, ecommerce, Software-as-a-Service (“SaaS”) and agriculture. If we elect to pursue an investment outside of those industries, our management’s expertise related to those industries may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding that industry might not be relevant to an understanding of the business that we elect to acquire.

Following the Great Recession of 2008, technology companies have experienced a significant increase in private funding, with venture capital backed startups raising an annual peak of $344.7 billion in 2021 up from $37 billion in 2008, or roughly a 9x increase, according to the Pitchbook National Venture Capital Association venture monitor. We believe that venture capitalist Marc Andreessen’s prediction that “software will eat the world” is coming to fruition.

This increase in private funding, however, has not been evenly dispersed, as later stage venture capital firms and growth equity investors have adopted a “winner takes all” view of private markets. This view is evidenced by the concentrated allocation of a significant amount of capital to a relatively small number of companies, with the top 1% of U.S. venture-backed companies in 2022 receiving 27% of all funding. This effect is similarly pronounced in late stage venture rounds, where 1% of U.S. late stage venture-backed companies raised over 25% of all capital in 2022, according to Pitchbook Data.

We believe that the traditional initial public offering (“IPO”) market is fundamentally underserving the interests of high growth, middle market companies. The first day IPO “pops” of Agora Inc. (Nasdaq: API) (153%), Lemonade Inc. (NYSE: LMND) (139%) and Vroom, Inc. (Nasdaq: VRM) (118%), among others, have supported the notion that despite demonstrable investor demand, the traditional IPO process underprices high growth companies. Data compiled by Marker indicates that the average company that went public in 2020 left $110 million on the table. Agora, ZoomInfo Technologies Inc. (Nasdaq: ZI) and Vroom each saw their share prices rise $500 million on the first day, ostensibly leaving much of that appreciation on the table.

These combined private and public market factors have led to a proliferation of private companies who face capital and valuation constraints in the private markets, for whom there may be significant investor demand in the public markets, but who may be deterred from utilizing the traditional IPO channel to access more efficient capital. These companies represent a significant and addressable target market for us. We estimate that there are more than 2,000 current private venture capital and private equity backed companies who would have a potential post-combination enterprise value of $500 million to $3 billion based on the valuation implied at their last round of funding, representing more than $1 trillion in combined enterprise value that may be suitable targets for us, according to data from PitchBook Data as of December 31, 2022.

Our mission is to create a better solution to the conventional IPO for these high growth, disruptive technology and technology-enabled companies, which addresses their needs for capital and liquidity, while overcoming the key points of friction in the traditional IPO path.

Initial Business Combination Criteria

Although we may pursue an acquisition opportunity in any business or industry, we are focusing our efforts on identifying high growth technology and tech-enabled businesses domestically and abroad in the consumer internet, ecommerce, software, healthcare and financial services industries, as well as other industries that are being disrupted by advances in technology and on technology paradigms, including AI, automation, data science, ecommerce, SaaS and agriculture.

Consistent with our business strategy, we have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used these criteria as guidelines in evaluating acquisition opportunities, including the Business Combination. In the event that the Business Combination is not consummated, we will continue to use these criteria to evaluate acquisition opportunities, but we may decide to enter into a business combination with a target business that does not meet these guidelines.

●	Public company-ready: We are seeking out targets with established governance, financial controls and reporting policies in place, ready to operate in the public markets.

●	Strong value proposition for public investors: We are focusing on companies who have a likelihood of being positively received by public company investors, and who may reasonably be expected to have good access to public capital markets.

●	Expansion potential: We are seeking out companies that possess significant expansion opportunities, which may be facilitated by their status as a public company and access to public capital.

●	Differentiated product or service: We are seeking out companies with competitive advantages that can maintain and grow market share against incumbent and emerging competitors.

●	Experienced management team: We are seeking out companies with strong, experienced management teams or that provide a platform to assemble an effective management team with a track record of driving growth and profitability.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of tender offer documents or proxy solicitation materials, as applicable, that we would file with the SEC. In evaluating a prospective target business, such as African Agriculture, we expect to conduct a due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, and a review of financial and other information made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We do not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Initial Business Combination

The Nasdaq Stock Market LLC (“Nasdaq”) rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. The Board will make the determination as to the fair market value of our initial business combination. If the Board is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

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

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Class A ordinary shares upon completion of the initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. At this time, other than the Forward Purchase Agreement and the SEPA, we are not party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sourcing of Potential Initial Business Combination Targets

We believe our management team is well positioned to identify unique opportunities across the private company landscape. Our selection process leverages our relationships with leading technology company founders, executives of private and public companies, venture capitalists, private equity and growth equity funds.

African Agriculture is not affiliated with our Sponsor or any of our executive officers or directors, but in the event we do not consummate the Business Combination, we are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the initial business combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm stating that our initial business combination is fair to us from a financial point of view.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter that may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. In particular, affiliates of our Sponsor are currently sponsoring another blank check company founded by 10X Capital, 10X Capital Venture Acquisition Corp. III (“10X III”). 10X III may seek to complete a business combination in any location and is focusing on business combinations in the consumer internet, ecommerce, software, healthcare and financial services industries. Further, Mr. Thomas, our Chief Executive Officer and Chairman, serves as the Chief Executive Officer and Chairman of 10X III. Any such companies, businesses or investments, including 10X III, may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

Financial Position

With funds available in our Trust Account for an initial business combination in the amount of approximately $39,898,011 (assuming no redemptions), after payment of $7,000,000 of deferred underwriting fees, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. For example, pursuant to the AA Merger Agreement, at Closing, (i) each share of Class A common stock, par value $0.0001 per share, of New African Agriculture shall automatically convert, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of New African Agriculture Common Stock, (ii) each share of Class B common stock, par value $0.0001 per share, of New African Agriculture shall automatically convert, on a one-for-one basis, into a share of New African Agriculture Common Stock, (iii) each issued and outstanding whole warrant to purchase Class A ordinary shares of 10X II will become exercisable for New African Agriculture Common Stock beginning 30 days after the Closing at an exercise price of $11.50 per share on the terms and conditions set forth in the warrant agreement and (iv) each share of common stock of African Agriculture issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement), shall be converted into the right to receive the number of shares of duly authorized, validly issued, fully paid and nonassessable shares of New African Agriculture Common Stock equal to the quotient obtained by dividing (x) the quotient obtained by dividing (i) the sum of (1) $450,000,000 and (2) the aggregate amount of any Company Pre-Closing Financing (as defined in the Merger Agreement) by (ii) ten dollars ($10) by (y) the Aggregate Fully Diluted Company Shares (as defined in the Merger Agreement). However, other than the SEPA and the Forward Purchase Agreement, which are mainly intended to provide liquidity to the post-business combination business of New African Agriculture, we have not secured third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business, including the African Agriculture management team, when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of the Charter. However, we will seek shareholder approval of the Business Combination and, if the Business Combination is not consummated, of any future proposed initial business combination if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor and other holders, excluding certain qualified institutional buyers who agreed to purchase a specified number of Units in our Public Offering (the “Anchor Investors”), who owned Founder Shares prior to the Public Offering (collectively, the “Initial Shareholders”), directors, executive officers, advisors or their affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or Public Warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination, including the Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Class A ordinary shares, subject to the limitations and on the conditions described herein. As of December 31, 2022, the amount in the Trust Account was approximately $10.16 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. Our Initial Shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any Class A ordinary shares they may hold in connection with the completion of our initial business combination. The Anchor Investors will not be entitled to redemption rights with respect to any Founder Shares held by them in connection with the completion of our initial business combination.

Limitations on Redemptions

Our Charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination, as in the case of the Business Combination, or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our Charter would require shareholder approval. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their Class A ordinary shares by one of the two methods listed above is contained in provisions of our Charter and applies whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon.

If we provide our public shareholders with the opportunity to redeem their Class A ordinary shares in connection with a shareholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. In accordance with our Charter, a quorum for such meeting will consist of the holders present in person or by proxy of ordinary shares of the Company representing at least one-third of the voting power of all outstanding ordinary shares of the Company entitled to vote at such meeting. Our Initial Shareholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any Founder Shares they hold and any Class A ordinary shares purchased after our Public Offering (including in open market and privately-negotiated transactions), and the Anchor Investors have agreed to vote any Founder Shares held by them, in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our Initial Shareholders’ Founder Shares and Private Placement Shares underlying the Private Placement Units, we would need only 194,521, or approximately 3.7% of the outstanding Class A ordinary shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our Charter, are voted, we will not need any Class A ordinary shares in addition to our Founder Shares to be voted in favor of an initial business combination in order to have an initial business combination approved. In the event that the Anchor Investors hold all of their Class A ordinary shares until prior to consummation of our initial business combination and vote their Class A ordinary shares in favor of our initial business combination, in addition to the Founder Shares, no affirmative votes from other public shareholders would be required to approve our initial business combination. The Anchor Investors are not required to vote any of their Class A ordinary shares in favor of our initial business combination or for or against any other matter presented for a shareholder vote. These quorum and voting thresholds, and the voting agreements of our Initial Shareholders and the Anchor Investors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its Class A ordinary shares irrespective of whether they vote for or against the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction. The Anchor Investors will not be entitled to redemption rights with respect to any Founder Shares held by them in connection with the completion of a business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Class A ordinary shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Class A ordinary shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our Charter provides that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Public Offering, which we refer to as “Excess Shares,” without our consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Class A ordinary shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Class A ordinary shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Class A ordinary shares.

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

If the Business Combination is not completed, we may continue to try to complete an initial business combination with a different target until the Termination Date, or such later time as our shareholders may approve in accordance with our Charter.

Redemption of Class A ordinary shares and Liquidation if no Initial Business Combination

If we are unable to complete our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), by (B) the total number of then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board, liquidate and dissolve, subject in each case to our obligations under the Companies Act to provide for claims of creditors and other requirements of applicable law.

There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

Our Initial Shareholders, officers and directors have entered into a letter agreement with us, and the Anchor Investors have entered into an agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our initial business combination within the Combination Period. However, if our Initial Shareholders, our management team or the Anchor Investors acquire Class A ordinary shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Class A ordinary shares if we fail to complete our initial business combination within the Combination Period.

Our Initial Shareholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Class A ordinary shares if we do not complete our initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Class A ordinary shares. However, we may not redeem our Class A ordinary shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of Class A ordinary shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Class A ordinary shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $37,000 held outside of the Trust Account as of December 31, 2022, which amount includes $600,000 of proceeds from the Working Capital Loan provided under the 2022 Note, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.16. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.16. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriter of our Public Offering and our independent registered public accounting firm did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Class A ordinary shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriter of our Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,200,000 from the proceeds of our Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and the Company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Class A ordinary shares if we do not complete our initial business combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our Class A ordinary shares if we do not complete our initial business combination within the Combination Period or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently utilize office space at 1 World Trade Center, 85th Floor, New York, New York 10007 from our Sponsor and the members of our management team. We consider our current office space adequate for our current operations.

Employees

We currently have four executive officers: Hans Thomas, David Weisburd, Guhan Kandasamy and Oliver Wriedt. These individuals are not obligated to devote any specific number of hours to our matters but intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials, as applicable, sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the Combination Period. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, we will be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

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

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote, and the Anchor Investors have agreed to vote any Founder Shares held by them, in favor of such initial business combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The reduced size of our Trust Account may make it more difficult for us to complete an initial business combination.

●	There are no assurances that the Extension will enable us to complete an initial business combination.

●	The requirement that we complete our initial business combination within the Combination Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may not be able to complete our initial business combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and redeem our Class A ordinary shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our Initial Shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●	If a shareholder fails to receive notice of our offer to redeem our Class A ordinary shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Class A ordinary shares or Public Warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If we seek shareholder approval of our initial business combination and do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

●	If the net proceeds of our Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate until at least the end of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

●	The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

●	If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

Risk Factors

You should consider carefully all of the risks described below, together with the other information contained in this Annual Report. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. The risks set forth below do not include specific risks relating to our proposed Business Combination, or the risks inherent in African Agriculture’s business, which are included in the Form S-4. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

While we intend to seek shareholder approval of the proposed Business Combination, we may choose not to hold a shareholder vote to approve an alternative initial business combination if the business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, as we intend to do in connection with the proposed Business Combination, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public shareholders do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our Initial Shareholders and management team have agreed to vote, and the Anchor Investors have agreed to vote any Founder Shares held by them, in favor of such initial business combination, regardless of how our public shareholders vote.

As of the date of this Annual Report, and due to the redemption of 15,357,970 public shares in connection with the Extension, our Initial Shareholders own 48.4% of our outstanding ordinary shares. Our Initial Shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Charter provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. As a result, in addition to our Initial Shareholders’ Founder Shares and Private Placement Shares underlying the Private Placement Units, we would need only 194,521, or approximately 3.7% of the outstanding Class A ordinary shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, as we intend to do in the proposed Business Combination, the agreement by our Initial Shareholders and management team to vote, and the agreement by the Anchor Investors to vote any Founder Shares held by them, in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination. In the event that the Anchor Investors hold all of their Class A ordinary shares until prior to consummation of our initial business combination and vote their Class A ordinary shares in favor of our initial business combination, in addition to the Founder Shares, no affirmative votes from other public shareholders would be required to approve our initial business combination. The Anchor Investors are not required to vote any of their Class A ordinary shares in favor of our initial business combination or for or against any other matter presented for a shareholder vote.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. While we intend to seek shareholder approval of the proposed Business Combination, our Board may choose to complete an alternative business combination without seeking shareholder approval. As a result, unless we seek such shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. For example, the AA Merger Agreement includes a closing condition that we must have at least $10,000,000 in cash or cash commitments (after taking into account any redemptions by our public shareholders and certain transaction expenses). If too many public shareholders exercise their redemption rights and Vellar is unable to purchase such amount of shares pursuant to the Forward Purchase Agreement, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not, and at the time we entered into the AA Merger Agreement, we did not, know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, as in the AA Merger Agreement, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in the Trust Account will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us to optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, like the AA Merger Agreement does, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The reduced size of our Trust Account may make it more difficult for us to complete an initial business combination.

On November 9, 2022, we held an extraordinary general meeting of shareholders to vote on the Extension Proposal. In connection with the Extension, shareholders elected to redeem 15,357,970 Class A ordinary shares, representing approximately 74.4% of the issued and outstanding Class A ordinary shares. As a result, an aggregate of $154,906,130.25 (or approximately $10.09 per share) was released from the Trust Account to pay such shareholders. After giving effect to such redemptions, $46,898,010.69 remained in the Trust Account. The resulting reduction of the amount available to us in the Trust Account may make it more difficult for us to complete an initial business combination on commercially acceptable terms or at all. As of December 31, 2022, we had funds in the Trust Account of $47,264,547.98.

There are no assurances that the Extension will enable us to complete an initial business combination.

Even though the Extension was approved, we can provide no assurances that an initial business combination, including the proposed Business Combination, will be consummated prior to the end of the Combination Period. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control.

In connection with the Extension, a total of 212 shareholders elected to redeem an aggregate of 15,357,970 Class A ordinary shares, representing approximately 74.4% of our issued and outstanding Class A ordinary shares, for an aggregate of $154,906,130.25 in cash. As of December 31, 2022, we had funds in the Trust Account of $47,264,547.98.

The requirement that we complete our initial business combination within the Combination Period may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and redeem our Class A ordinary shares and liquidate.

We cannot assure you that we will be able to consummate an initial business combination within the Combination Period. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control, such as general market conditions, volatility in the capital and debt markets and the other risks described herein. Although we are required to offer shareholders redemption rights in connection with any shareholder vote to approve a business combination, or if we seek to further extend the date by which we are required to complete our initial business combination at an extraordinary general meeting of shareholders to vote upon an amendment to our Charter for such further extension (a “Further Extension”), there may be no extraordinary general meeting of shareholders to vote upon our initial business combination or a Further Extension before the Termination Date, the date by which we are required to complete our initial business combination or be forced to liquidate. Even if our initial business combination or a Further Extension is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate our initial business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with a shareholder vote upon a Further Extension and vote upon our initial business combination could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment, except through sales of our securities on the open market. The price of our securities may be volatile, and there can be no assurance that shareholders will be able to dispose of our securities at favorable prices, or at all.

If we have not completed our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A ordinary shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Class A ordinary shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we seek shareholder approval of our initial business combination, our Initial Shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Initial Shareholders, directors, executive officers, advisors or their affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our Initial Shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Class A ordinary shares or Public Warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Initial Shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination (as the AA Merger Agreement does), where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the Warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Public Warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our Class A ordinary shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Class A ordinary shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Class A ordinary shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Class A ordinary shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See “Redemption Rights for Public Shareholders upon Completion of Our Business Combination.”

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

If we seek shareholder approval of our initial business combination and do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, including African Agriculture, we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Class A ordinary shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

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

If the net proceeds of our Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate until at least the end of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

As of December 31, 2022, of the net proceeds of our Public Offering, only approximately $37,000 was available to us outside the Trust Account to fund our working capital requirements. We cannot assure you that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least the end of the Combination Period. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into Working Capital Units at a price of $10.00 per unit at the option of the lender. The Working Capital Units would be identical to the Private Placement Units, with each Working Capital Unit consisting of one Class A ordinary share and one-third of one redeemable warrant. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive approximately $10.10 per share, or possibly less, on our redemption of our Class A ordinary shares, and our Warrants will expire worthless.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination company might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination company’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination company may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination company and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in our best interests under the circumstances. The underwriter of our Public Offering as well as our registered independent public accounting firm did not execute agreements with us waiving such claims to the monies held in the Trust Account.

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

Upon redemption of our Class A ordinary shares, if we are unable to complete our initial business combination within the Combination Period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions less taxes payable, provided that such lability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to as the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Class A ordinary shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Charter, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or a winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies (“SPACs”) and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we would be subject to burdensome compliance requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K we file with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. In the future, to the extent we no longer qualify as an emerging growth company, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K to be filed with the SEC pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are also required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. Compliance with Section 404 requires that we incur substantial costs and expend significant management efforts.

We previously disclosed a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the improper classification of our Class A ordinary shares subject to possible redemption at the closing of our Public Offering. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements and notes for the quarter ended September 30, 2021.

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

While management has concluded that the previously identified material weaknesses in internal control over financial reporting were remediated as of June 30, 2022, we can give no assurance that additional material weaknesses will not be identified in the future. We continue to implement measures designed to improve our internal control over financial reporting. A material weakness in our internal control over financial reporting could result in an increased probability of fraud, litigation from our shareholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our share price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

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

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to elect directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our Board is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors until after the consummation of our initial business combination.

If we do not complete the proposed Business Combination, when we look for an alternate business combination target, we will not be limited to evaluating a target business in a particular industry sector, and you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue an initial business combination opportunity in any industry or sector, except that our Charter prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. We intend to complete the proposed Business Combination, and accordingly we may be affected by numerous risks inherent in African Agriculture’s business operations and industry, which are set forth in detail in the Form S-4. If we do not complete the proposed Business Combination, we may be affected by numerous risks relating to the target with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, and have done so in connection with the proposed Business Combination, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Class A ordinary shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in African Agriculture or another business combination target. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Unless we complete our initial business combination with an affiliated entity or our Board cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

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

Although we have no commitments as of the date hereof to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the Public Offering and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

If we do not complete the proposed Business Combination, we may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we do not complete the proposed Business Combination and determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We are attempting to complete the proposed Business Combination with African Agriculture, a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We are attempting to complete the proposed Business Combination with African Agriculture, a private company about which little information is available. In pursuing our business combination strategy, if we do not complete the proposed Business Combination, we may seek to effectuate an alternative initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our shareholders do not agree.

Our Charter does not provide a specified maximum redemption threshold, except that in no event will we redeem our Class A ordinary shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. For example, the AA Merger Agreement includes a closing condition that we must have at least $10,000,000 in cash or cash commitments (after taking into account any redemptions by our public shareholders and certain transaction expenses). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination, as we expect to do in connection with the proposed Business Combination, and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter will require the approval of a special resolution, which is the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our Charter requires us to provide our public shareholders with the opportunity to redeem their Class A ordinary shares for cash if we propose an amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our Class A ordinary shares if we do not complete an initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered in the Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our Charter or governing instruments or further extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Charter that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company (or 65% of our Class A ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Charter to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Charter provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the Private Placement into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our Class A ordinary shares. Our Initial Shareholders, who collectively beneficially own 48.4% of our ordinary shares, will participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter that govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Class A ordinary shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Class A ordinary shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Certain agreements related to our Public Offering may be amended without shareholder approval.

Each of the agreements related to our Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our Initial Shareholders, officers and directors; the registration rights agreement among us and our Initial Shareholders; the private placement units purchase agreements between us and our Sponsor and between us and Cantor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the Founder Shares, Private Placement Units and other securities held by our Initial Shareholders, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our Board, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our Board to approve any amendment to any of these agreements prior to our initial business combination, other than in connection with such initial business combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our Initial Shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If we are unable to complete the proposed Business Combination, we intend to seek alternative target businesses with enterprise values that are greater than we could acquire with the net proceeds of our Public Offering and the sale of the Private Placement Units. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Private Placement Warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our Initial Shareholders control a substantial interest in us and thus may exert substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Initial Shareholders own 48.4% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Charter. If our Initial Shareholders purchase any additional Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their control. Neither our Initial Shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. Assuming that only one-third of our issued and outstanding ordinary shares, representing a quorum under our Charter, are voted, we will not need any Class A ordinary shares in addition to our Founder Shares to be voted in favor of an initial business combination in order to have an initial business combination approved. In addition, our Board, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our Initial Shareholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, the Founder Shares, all of which are held by our Initial Shareholders, will, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of a special resolution being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company), entitle the holders of the Class B ordinary shares to ten votes for every Class B ordinary share of which they are a holder. This provision of our Charter may only be amended by a special resolution passed by a majority of at least two-thirds of our ordinary shares voting in a general meeting.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination, including the proposed Business Combination, in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or Warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or Warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a Warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders and Warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, such as African Agriculture, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U. S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, including African Agriculture, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or Warrant holders who choose to remain shareholders or Warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or Warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U. S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

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

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team, including with respect to 10X Capital Venture Acquisition Corp. (“10X I”) or 10X III, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in our Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors, including 10X I and 10X III, for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities, including 10X I and 10X III. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. In particular, affiliates of our Sponsor are currently sponsoring another blank check company, 10X III. 10X III may seek to complete a business combination in any location and is focusing on business combinations in the consumer internet, ecommerce, software, healthcare and financial services industries. Further, Mr. Thomas, our Chief Executive Officer and Chairman, serves as the Chief Executive Officer and Chairman of 10X III. Any such companies, including 10X III, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

Members of our management team and Board have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and Board have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and Board also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and Board away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

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

The number of Founder Shares outstanding was determined based on the expectation that the total size of the Public Offering would be a maximum of 23,000,000 units if the underwriter’s over-allotment option was exercised in full, and therefore that such Founder Shares would represent 25% of the outstanding ordinary shares after the Public Offering (not including the Class A ordinary shares underlying the Private Placement Units). On October 19, 2021, our Sponsor forfeited 1,000,000 Founder Shares in connection with the expiration of the underwriter’s over-allotment option on the Public Offering. Additionally, following the Close Date, the Sponsor transferred an aggregate of 1,334,339 Founder Shares to the Anchor Investors for the same price originally paid by the Sponsor for such shares. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, simultaneously with the consummation of our Public Offering, our Sponsor and Cantor purchased an aggregate of 655,000 Private Placement Units for an aggregate purchase price of $6,550,000. The Private Placement Units will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the Combination Period nears, which is the deadline for our completion of an initial business combination.

Risks Relating to Our Securities

Concentration of ownership among our Sponsor and the Anchor Investors may prevent other investors from influencing significant corporate decisions or adversely affect the trading price of our ordinary shares.

The Anchor Investors purchased an aggregate of 19,800,000 Units in our Public Offering. There can be no assurance as to the amount of Units the Anchor Investors will retain, if any, prior to or upon the consummation of our initial business combination. Currently, our Sponsor and the Anchor Investors collectively own substantially all of our outstanding ordinary shares. As a result, these shareholders could have substantial control over us and be able to exercise significant influence over all matters requiring shareholder approval (although we have no knowledge of any affiliation or other agreement or arrangement, as to voting of our securities or otherwise, among any such persons). For example, in the event that the Anchor Investors continue to hold the Class A ordinary shares included in the Units and vote such Class A ordinary shares in favor of our initial business combination, we would not need any additional Class A ordinary shares to be voted in favor of our initial business combination to have our initial business combination approved. In addition, the Anchor Investors purchased an aggregate of 1,334,339 Founder Shares following our Public Offering, which they have agreed to vote in favor of our initial business combination. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our Sponsor and the Anchor Investors. In addition, this significant concentration of share ownership may adversely affect the trading price of our ordinary shares because investors often perceive disadvantages in owning shares in companies with principal shareholders and might make it more difficult to complete a business combination with targets that would prefer to enter into a transaction with a SPAC with less concentrated ownership.

Since the Anchor Investors purchased Units in our Public Offering, a conflict of interest may arise in determining whether a particular target business is appropriate for our initial business combination.

The Anchor Investors purchased an aggregate of 19,800,000 Units in our Public Offering for a purchase price of $10.00 per Unit. Following the Close Date, our Sponsor transferred an aggregate of 1,334,339 Founder Shares to the Anchor Investors for a price of $0.003 per share. Assuming each Warrant has no value and without taking into account any liquidity discount on the Founder Shares, the Anchor Investors paid an effective price of $9.36 per ordinary share acquired, as compared to the $10.00 per share paid by the other public shareholders in our Public Offering. The Anchor Investors may have an incentive to vote any Class A ordinary shares they own in favor of a business combination, and, if a business combination is approved, they may make a substantial profit on such interest, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders. Moreover, if the Anchor Investors retain all of their interests in our Class A ordinary shares and vote those Class A ordinary shares in favor of a business combination, we will receive sufficient votes to approve the business combination, regardless of how any other shareholder votes their shares. You should consider the Anchor Investors’ financial incentive to complete an initial business combination when evaluating whether to invest in our securities and/or redeem your shares prior to or in connection with an initial business combination.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Class A ordinary shares or Public Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Class A ordinary shares properly tendered in connection with a shareholder vote to amend our Charter to modify the substance or timing of our obligation to redeem 100% of our Class A ordinary shares if we do not complete our initial business combination within the Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and the redemption of our Class A ordinary shares if we are unable to complete an initial business combination within the Combination Period, subject to applicable law and as further described herein. In addition, if our plan to redeem our Class A ordinary shares if we are unable to complete an initial business combination within the Combination Period is not completed for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public shareholders may be forced to wait beyond the Termination Date before they receive funds from the Trust Account. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Class A ordinary shares or Public Warrants, potentially at a loss.

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

Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time. Because public shareholders elected to redeem an aggregate of 15,357,970 Class A Ordinary Shares, representing approximately 74.4% of the issued and outstanding Class A ordinary shares, in connection with the Extension, there is an increased likelihood that we may fail to satisfy the minimum shareholders’ equity and round lot holders thresholds imposed by Nasdaq.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

While we have registered the Class A ordinary shares issuable upon exercise of the Warrants in the IPO Registration Statement, we do not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, because the Warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the Warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

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

The warrant agreement provides that in the following circumstances holders of Warrants who seek to exercise their Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the Warrant exercise price by surrendering the Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number Class A ordinary shares underlying the Warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such Warrants for cash.

The grant of registration rights to our Initial Shareholders, holders of our Private Placement Units, Private Placement Shares, Private Placement Warrants and the Anchor Investors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with our Public Offering, our Initial Shareholders and their permitted transferees, and Anchor Investors can demand that we register the Class A ordinary shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants and holders of Working Capital Warrants may demand that we register such Warrants or the Class A ordinary shares issuable upon conversion of such Warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our Initial Shareholders and the Anchor Investors, holders of our Private Placement Warrants or holders of our Working Capital Loans or their respective permitted transferees are registered.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Charter authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after our Public Offering, there were 479,345,000 and 43,333,333 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Charter. Immediately after our Public Offering, there were no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We have entered into the Forward Purchase Agreement, and may enter into additional forward purchase agreements or other commitments to issue additional securities prior to completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Class A ordinary shares on any initial business combination. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote. The issuance of additional ordinary shares or preference shares, including pursuant to the Forward Purchase Agreement:

●	may significantly dilute the equity interest of investors in our Public Offering;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or Public Warrants.

Unlike some other similarly structured SPACs, our Initial Shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided in the Charter. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination in excess of the number of Class A ordinary shares or equity-linked securities issued in our Public Offering, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 25% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders and not including the Class A ordinary shares underlying the Private Placement Units), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any Private Placement Units issued to our Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. This is different than some other similarly structured SPACs in which the Initial Shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

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

Our Public Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Warrants into cash or shares (at a ratio different than initially provided), shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a Public Warrant.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem all of the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of our initial business combination) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of such redemption to the Public Warrant holders. We will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you to (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants.

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

Because each Unit contains one-third of one Public Warrant, and only a whole Warrant may be exercised, the Units may be worth less than Units of other SPACs.

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

This choice-of-forum provision may limit a Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

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

Our corporate affairs will be governed by our Charter, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

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

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board or controlling shareholders than they would as public shareholders of a United States company.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until obtaining funding through our Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or Warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Based upon the composition of our income and assets, and upon a review of our financial statements, we likely will not be eligible for the startup exception and therefore likely was a PFIC for the most recent taxable year ended on December 31, 2022. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. With respect to each taxable year for which we determine we are a PFIC, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or Warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Act, reincorporate in the jurisdiction in which the target company or business is incorporated or located or in another jurisdiction. The transaction may require a shareholder or Warrant holder to recognize taxable income in the jurisdiction in which the shareholder or Warrant holder is a tax resident or in which its members are residents if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or Warrant holders to pay such taxes. Shareholders or Warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Charter provides that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Charter provides that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Charter or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Charter, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Charter will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our Charter also provides that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently utilize office space at 1 World Trade Center, 85th Floor, New York, New York 10007 from our Sponsor. The cost for this space is included in the $20,000 per month fee that we pay our Sponsor for office space and secretarial and administrative services provided to members of our management team. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began trading on Nasdaq under the symbol “VCXAU” on August 11, 2021. On September 29, 2021, we announced that the holders of our Units may elect to separately trade the Class A ordinary shares and Public Warrants included in the Units on Nasdaq. On October 1, 2021, our Class A ordinary shares and Public Warrants began trading on Nasdaq under the symbols “VCXA” and “VCXAW,” respectively. Those Units not separated will continue to trade on Nasdaq under the symbol “VCXAU.” Each Unit includes one-third of one Public Warrant, and each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments as described in our final prospectus dated August 10, 2021, which was filed with the SEC on August 12, 2021. Only whole Public Warrants will be issued on separation of Units, and only whole Public Warrants may be traded and exercised for Class A ordinary shares. The Public Warrants will become exercisable 30 days after the completion of our initial business combination. Our Public Warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit, per Class A ordinary share and per Public Warrant as reported on Nasdaq for the period from October 1, 2021 (the first day on which our Class A ordinary shares and Public Warrants began trading separately) through December 31, 2022.

	Units (VCXAU)		Class A ordinary shares (VCXA)		Public Warrants (VCXAW)
	High	Low	High	Low	High	Low
Year ended December 31, 2022:
Quarter ended December 31, 2022	$10.16	$9.30	$10.09	$8.91	$0.09	$0.01
Quarter ended September 30, 2022	$10.28	$9.84	$10.01	$9.88	$0.20	$0.03
Quarter ended June 30, 2022	$10.83	$9.69	$9.91	$9.84	$0.88	$0.10
Quarter ended March 31, 2022	$10.54	$10.03	$9.89	$9.74	$2.20	$0.87
Year ended December 31, 2021:
Quarter ended December 31, 2021	$13.09	$9.95	$10.88	$9.57	$4.40	$0.70

(b) Holders

At April 10, 2023 there were three holders of record of our Units, one holder of record of our separately traded Class A ordinary shares, and one holder of record of our separately traded Public Warrants.

(c) Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board at such time. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

On October 19, 2021, the Sponsor forfeited, at no cost, 1,000,000 Class B ordinary shares in connection with the election by the underwriter of our Public Offering not to exercise an option granted to the underwriter to cover over-allotments.

In connection with the Public Offering, the Anchor Investors agreed to purchase a certain percentage of our Units in the Public Offering. In connection with each Anchor Investor’s agreement to purchase a specified percentage of Units to be sold in our Public Offering, the Sponsor agreed to transfer a certain number of its Founder Shares to such Anchor Investor, which could be purchased by the Anchor Investor as early as the Close Date. Following the Close Date, the Sponsor transferred an aggregate of 1,334,339 Founder Shares to the Anchor Investors for the same price originally paid by the Sponsor for such shares.

At December 31, 2022, our Initial Shareholders held 5,332,328 Founder Shares and the Anchor Investors collectively held 1,334,339 Founder Shares.

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

Concurrently with the execution of the AA Merger Agreement, on November 4, 2022 and on November 8, 2022, the 10X II Investors entered into the Non-Redemption Agreements with our Sponsor. Pursuant to the Non-Redemption Agreements, the 10X II Investors agreed for the benefit of the Company to (i) vote the Subject 10X II Equity Securities, representing 3,705,743 ordinary shares in the aggregate, in favor of the Extension Proposal and (ii) not redeem the Subject 10X II Equity Securities in connection with such proposal. In connection with these commitments from the 10X II Investors, the Sponsor has agreed to transfer to each 10X II Investor an amount of its Founder Shares on or promptly after the consummation of the Business Combination.

On November 14, 2022, we issued the 2022 Note to the Sponsor for a Working Capital Loan of up to $800,000. The 2022 Note bears no interest and is repayable in full on the Maturity Date. The 2022 Note may also be converted into Working Capital Units, at a price of $10.00 per unit, at the option of the holder of the 2022 Note at any time on or prior to the Maturity Date. The Working Capital Units are identical to our Private Placement Units, with each Working Capital Unit consisting of one Class A ordinary share and one-third of one redeemable warrant.

The sales of the above securities, including the shares to be offered and sold in connection with the Non-Redemption Agreements, by us have not been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) thereof.

Use of Proceeds

On August 13, 2021, we consummated our Public Offering of 20,000,000 Units, at an offering price to the public of $10.00 per Unit, for an aggregate offering price of $200,000,000, with each Unit consisting of one Class A ordinary share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Only whole Public Warrants may be exercised and traded. No fractional Public Warrants will be issued upon separation of the Units. Cantor Fitzgerald & Co. acted as the sole booking running manager for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-253867), which was declared effective by the SEC on August 10, 2021.

Net proceeds of $200,000,000, comprised of $196,000,000 of the proceeds from the Public Offering (which amount includes $7,000,000 of the underwriter’s deferred discount) and $4,000,000 of the proceeds of the sale of the Private Placement Units, were deposited into the Trust Account on the Close Date. We paid a total of $4,000,000 in underwriting discounts and commissions and $680,429 for other offering costs related to the Public Offering. In addition, the underwriter agreed to defer $7,000,000 in underwriting discounts and commissions. No payments were made by us to directors, officers or persons owning ten percent or more of our Class A ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus related to the Public Offering, dated August 10, 2021, which was filed with the SEC on August 12, 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated on February 10, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

On August 13, 2021, we consummated the Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200 million. Each Unit consists of one Class A ordinary share and one-third of one Public Warrant.

Simultaneously with the closing of the Public Offering, our Sponsor and Cantor purchased an aggregate of 655,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,550,000, in a private placement.

Upon the closing of the Public Offering on August 13, 2021, a total of $200 million ($10.00 per Unit), comprised of $196 million from the proceeds of the Public Offering and $4 million from the proceeds of the sale of the Private Placement Units, was placed in the Trust Account.

As of October 1, 2021, our Class A ordinary shares and our Public Warrants began separately trading on Nasdaq.

Termination of PrimeBlock Merger Agreement

On August 12, 2022, the Company, First Merger Sub, Second Merger Sub, and PrimeBlock entered into the Termination Agreement, pursuant to which the parties mutually agreed to terminate the PrimeBlock Merger Agreement, effective as of such date.

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

The AA Merger Agreement

On November 2, 2022, we entered into the AA Merger Agreement with AA Merger Sub and African Agriculture. The AA Merger Agreement and the transactions contemplated thereby were approved by our Board and the board of directors of African Agriculture.

Pursuant to the AA Merger Agreement, we will, subject to obtaining the required shareholder approvals and at least one day prior to the Effective Time, effect the Domestication. Following the Domestication, AA Merger Sub will merge with and into African Agriculture, with African Agriculture surviving the Merger as our wholly-owned subsidiary. In connection with the Closing, we will change our name to “African Agriculture Holdings Inc.”

In accordance with the terms and subject to the conditions of the AA Merger Agreement, at the Effective Time, each share of common stock of African Agriculture issued and outstanding immediately prior to the Effective Time, shall be converted into the right to receive the number of shares of duly authorized, validly issued, fully paid and nonassessable common stock of New African Agriculture (“New African Agriculture Common Stock”) equal to the quotient obtained by dividing (x) the quotient obtained by dividing (i) the sum of (1) $450,000,000 and (2) the aggregate amount of any Company Pre-Closing Financing (as defined in the AA Merger Agreement) by (ii) ten dollars ($10.00) by (y) the sum, without duplication, of the aggregate number of shares of common stock of African Agriculture that are (i) issued and outstanding immediately prior to the Effective Time, (ii) issuable upon the exercise or settlement of options or restricted stock units of African Agriculture (whether or not then vested or exercisable) that are outstanding immediately prior to the Effective Time, or (iii) issuable upon conversion of any African Agriculture convertible note outstanding at the Effective Time (the “Merger Consideration”).

The AA Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by our or African Agriculture’s mutual written consent, (ii) by us, subject to certain exceptions, if any of the representations and warranties of African Agriculture are not true and correct or if African Agriculture fails to perform any of its respective covenants or agreements set forth in the AA Merger Agreement such that certain conditions to our obligations cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by African Agriculture, subject to certain exceptions, if any of the representations and warranties made by us are not true and correct or if we fail to perform any of its covenants or agreements set forth in the AA Merger Agreement such that the condition to the obligations of African Agriculture cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by either us or African Agriculture if the Closing has not occurred on or before the Termination Date; provided that the Termination Date may be extended at our discretion up to August 13, 2023; provided further that such date is prior to the deadline by which we must complete our initial business combination under our organizational documents, (v) prior to obtaining the required approvals by our shareholders, by African Agriculture if our Board changes its recommendation that our shareholders approve the proposals included in the proxy statement/prospectus or fails to include such recommendation in the proxy statement/prospectus, (vi) by African Agriculture if certain required shareholders approvals are not obtained after the conclusion of a meeting of our shareholders held for the purpose of voting on such approvals, and (ix) by us if the required approvals by African Agriculture stockholders have not been obtained within ten (10) business days following the date that the Registration Statement (as defined in the AA Merger Agreement) is disseminated by African Agriculture to its stockholders.

African Agriculture will be obligated to pay us a termination fee equal to 2.0% of the aggregate Merger Consideration if the AA Merger Agreement is terminated by pursuant to clauses (ii) or (iv) of the preceding paragraph; provided that in the case of a termination under clause (iv) above, African Agriculture will only be required to pay the termination fee if the transactions contemplated by the AA Merger Agreement were not consummated prior to the Termination Date primarily due to failure of African Agriculture to provide information required to obtain SEC clearance of the Registration Statement (as defined in the AA Merger Agreement). We will be obligated to pay African Agriculture a termination fee equal to 2.0% of the Merger Consideration if the AA Merger Agreement is terminated pursuant to clause (iii) of the preceding paragraph.

On January 3, 2023, the parties to the AA Merger Agreement entered into the First Amendment, pursuant to which African Agriculture has agreed to provide all necessary assistance and cooperation in connection with a shareholder vote to amend the Charter to further extend the term of the Company, if necessary, including paying all reasonable out-of-pocket fees and expenses of African Agriculture, the Company and AA Merger Sub (including, but not limited to, fees and expenses of outside counsel and any other agents, advisors, consultants, experts and financial advisors, employed by or on behalf of African Agriculture, the Company or AA Merger Sub) related to such extension.

Acquiror Support Agreement

Concurrently with the execution of the AA Merger Agreement, we entered into the Acquiror Support Agreement, pursuant to which the Class B Holders agreed to, among other things, (i) vote at any shareholder meeting or pursuant to any action of written resolution of our shareholders all of their Class B ordinary shares held of record or thereafter acquired in favor of the Business Combination, the Domestication and the other Proposals (as defined in the AA Merger Agreement) and (ii) be bound by certain other covenants and agreements related to the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement. Additionally, for a period ending six months after the Closing (the “First Lock-up Period”), the Class B Holders will be subject to a lock-up with respect to one-third of the Lock-Up Shares (as defined in the Acquiror Support Agreement), and for a period beginning six months after the Closing and ending twelve months after the Closing (the “Second Lock-up Period”), the Class B Holders will be subject to a lock-up with respect to the remaining two-thirds of the Lock-Up Shares; provided that the lock-up shall expire upon the date on which the last reported sale price of the shares of New African Agriculture Common Stock exceeds $12.00 per share for any twenty (20) trading days within any consecutive thirty (30) trading day period during the Second Lock-up Period.

African Agriculture Support Agreements

In connection with the execution of the AA Merger Agreement, we entered into the African Agriculture Support Agreements with African Agriculture and certain of its stockholders, pursuant to which each such stockholder agreed to (i) vote all shares of common stock of African Agriculture held of record or thereafter acquired in favor of the Business Combination, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities prior to the Closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the African Agriculture Support Agreements.

The Standby Equity Purchase Agreement

Concurrently with the execution of the AA Merger Agreement, we entered into the SEPA with Yorkville, pursuant to which, subject to the consummation of the Business Combination, New African Agriculture has the option, but not the obligation, to issue, and Yorkville shall subscribe for, an aggregate amount of up to $100 million of New African Agriculture Common Stock at the time of New African Agriculture’s choosing during the term of the agreement, subject to certain limitations, including caps on issuance and subscriptions based on trading volumes. Each advance under the SEPA (an “Advance”) may be for an aggregate amount of New African Agriculture Common Stock purchased at 96% of the Market Price during a one-day pricing period or 97% of the Market Price during a three-day pricing period elected by New African Agriculture. The “Market Price” is defined in the SEPA as the VWAP (as defined below) during the trading day, in the case of a one day pricing period, or the lowest daily VWAP of the three consecutive trading days, in the case of a three day pricing period, commencing on the trading day on which New African Agriculture submits an Advance notice to Yorkville. “VWAP” means, for any trading day, the daily volume weighted average price of New African Agriculture Common Stock for such date on Nasdaq as reported by Bloomberg L.P. during regular trading hours or such other period in the case of a one-day trading period. The SEPA will continue for a term of three years commencing from the sixth trading day following the closing of the Business Combination (the “SEPA Effective Date”).

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

The Forward Purchase Agreement

Simultaneously with the execution of the AA Merger Agreement, we and African Agriculture entered into the Forward Purchase Agreement with Vellar. Pursuant to the Forward Purchase Agreement, Vellar intends, but is not obligated, to purchase through a broker in the open market (a) our Class A ordinary shares after the date of our redemption deadline from holders of such shares, including those who have elected to redeem such shares (such purchased shares, the “Recycled Shares”), pursuant to the redemption rights set forth in our Charter, in connection with the Business Combination and (b) additional shares in an issuance from us (such additional shares, the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). The aggregate total Subject Shares will be 4,000,000, subject to automatic reduction to equal the amount of our ordinary shares outstanding as of the redemption deadline and subject to increase to up to 10,000,000 upon mutual agreement of us and Vellar (the “Maximum Number of Shares”). Vellar has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Business Combination.

Prior to maturity, Vellar may also purchase through a broker in the open market additional Class A ordinary shares, subject to adjustment, which such shares shall be incremental to the Maximum Number of Shares and shall not be included in the Maximum Number of Shares under the Forward Purchase Agreement.

The Forward Purchase Agreement provides that upon the closing of the Business Combination, we will pay to Vellar, out of funds held in our Trust Account, an amount (the “Prepayment Amount”) equal to (x) the pre-share redemption price (the “Initial Price”) multiplied by (y) the number of Recycled Shares on the date of such prepayment. At our option, up to 10% of such Prepayment Amount may be paid to us and netted from the Prepayment Amount (the “Prepayment Shortfall”).

From time to time following the closing of the Forward Purchase Agreement, Vellar, in its discretion, may sell the Subject Shares and remit to us an amount equal to the amount of such Subject Shares multiplied by the Reset Price (as defined in the Forward Purchase Agreement); provided that no proceeds will be paid to us in respect of such sales of Subject Shares with net proceeds equal to the Prepayment Shortfall.

Upon the occurrence of the Maturity Date (as defined in the Forward Purchase Agreement), we are obligated to pay to Vellar an amount equal to the product of (a) (x) the Maximum Number of Shares, less (y) the number of Terminated Shares (as defined in the Forward Purchase Agreement), multiplied by (b) $2.00 payable in cash or in shares at our option. The Maturity Date may be accelerated upon occurrences described in the Forward Purchase Agreement.

Pursuant to the Forward Purchase Agreement, within one business day of the closing of the Business Combination (the “Prepayment Date”), New African Agriculture is required to pay Vellar an amount equal to the product of (x) such number that is the greater of (a) 5% of the Maximum Number of Shares and (b) 200,000 (provided that if New African Agriculture has requested and Vellar has paid the Prepayment Shortfall such number will be increased to the greater of (a) 10% of the Maximum Number of Shares and (b) 400,000) and (y) the Initial Price (the “Share Consideration”) and Vellar is to use the amount paid by New African Agriculture to purchase shares of common stock of New African Agriculture.

We have agreed to file, upon the request of the Vellar, a registration statement with the SEC registering the resale of the Subject Shares and the Share Consideration (as defined in the Forward Purchase Agreement) under the Securities Act, within thirty (30) days following such request. Entities and funds managed by Cohen own equity interests in the Sponsor.

The Forward Purchase Agreement contains additional representations, warranties, indemnities, agreements and termination rights of the parties thereto.

The Non-Redemption Agreements

In connection with the execution of the AA Merger Agreement, on November 4, 2022 and on November 8, 2022, the 10X II Investors entered into Non-Redemption Agreements with us and the Sponsor.

Pursuant to the Non-Redemption Agreements, the 10X II Investors agreed for the benefit of us to (i) vote the Subject 10X II Equity Securities, representing 3,705,743 of our ordinary shares in the aggregate, in favor of the Extension Proposal and (ii) not redeem the Subject 10X II Equity Securities in connection with such proposal. In connection with these commitments from the 10X II Investors, the Sponsor has agreed to transfer to each 10X II Investor an amount of its Class B ordinary shares on or promptly after the consummation of the Business Combination.

Extension

On November 9, 2022, we held an extraordinary general meeting at which our shareholders approved, by special resolution, the Extension Proposal. On November 9, 2022, we filed the special resolution and the Charter with the Cayman Islands Registrar of Companies.

In connection with our solicitation of proxies in connection with the Extension Proposal, we were required to permit our public shareholders to redeem their public shares. Of the public shares outstanding with redemption rights, a total of 212 of our shareholders elected to redeem 15,357,970 public shares at a per share redemption price of $10.09. As a result of such redemptions, approximately $154.9 million was removed from the Trust Account to pay such holders, and approximately $47.2 million remained in the Trust Account as of December 31, 2022. Following the redemptions and as of December 31, 2022, we had a total of 4,642,030 public shares, including the public shares underlying the Units outstanding, with redemption rights outstanding.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $37,000 held outside of the Trust Account and a working capital deficit of approximately $10.2 million.

Our liquidity needs up to December 31, 2022 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $87,369 prior to our Public Offering (the “Pre-IPO Promissory Note”), and the loan under an unsecured promissory note from the Sponsor of $800,000. The Pre-IPO Promissory Note was fully repaid upon the closing of the Public Offering. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us additional Working Capital Loans. As of December 31, 2022, there was $600,000 outstanding under the Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Termination Date. The consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We intend to complete an initial business combination before the Termination Date. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination.

Results of Operations

Our entire activity since inception up to December 31, 2022 related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective initial business combination and expenses related to consummating an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the year ended December 31, 2022, we incurred a net loss of approximately $8.7 million, which consisted of approximately $10.3 million in general and administrative expense and $240,000 in administrative expenses-related party, approximately $295,000 in loss on Forward Purchase Agreement and approximately $36,000 in change in fair value of derivative liabilities, partially offset by approximately $2.2 million in income from investments held in the Trust Account.

For the period from February 10, 2021 (inception) through December 31, 2021, we incurred a net loss of approximately $1.5 million, which consisted of approximately $1.5 million in general and administrative expense and approximately $87,000 in administrative expenses-related party, partly offset by approximately $5,000 in income from investments held in Trust Account.

Commitments and Contingencies

Registration and Shareholder Rights

Pursuant to a registration rights agreement entered into on August 10, 2021, the holders of Class B ordinary shares, Private Placement Units, Private Placement Shares and Private Placement Warrants and the Class A ordinary shares underlying the Working Capital Warrants and Working Capital Units that may be issued upon conversion of any Working Capital Loans will have registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriter a 45-day option from August 10, 2021 to purchase up to 3,000,000 additional Units at the Public Offering price less the underwriting discounts and commissions. On September 25, 2021, the over-allotment option expired.

The underwriter was entitled to an underwriting discount of approximately $4.0 million, which was paid upon the closing of the Public Offering. In addition, approximately $7.0 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have not identified any critical accounting estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of 10X Capital Venture Acquisition Corp. II:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from February 10, 2021 (Inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 10, 2021 (Inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 10, 2021 (Inception) through December 31, 2021	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

10X Capital Venture Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 10X Capital Venture Acquisition Corp. II (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 10, 2021 through December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 10, 2021 through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by May 13, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

April 17, 2023

PCAOB Number 100

10X CAPITAL VENTURE ACQUISITION CORP. II

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$36,675	$1,358,622
Prepaid expenses	137,073	183,695
Total current assets	173,748	1,542,317
Investments held in Trust Account	47,264,548	200,005,484
Total Assets	$47,438,296	$201,547,801

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$2,969,033	$130,384
Accrued expenses	6,768,920	1,063,040
Promissory note – related party	600,000	-
Total current liabilities	10,337,953	1,193,424
Derivative liabilities	331,777	-
Deferred underwriting commissions	7,000,000	7,000,000
Total Liabilities	17,669,730	8,193,424

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,642,030 and 20,000,000 shares issued and outstanding at redemption value of approximately $10.16 and $10.00 per share as of December 31, 2022 and 2021, respectively	47,164,548	200,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 655,000 shares issued and outstanding (excluding 4,642,030 and 20,000,000 shares subject to possible redemption) as of December 31, 2022 and 2021	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,666,667 shares issued and outstanding as of December 31, 2022 and 2021	667	667
Accumulated deficit	(17,396,715)	(6,646,356)
Total shareholders’ deficit	(17,395,982)	(6,645,623)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$47,438,296	$201,547,801

The accompanying notes are an integral part of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period From February 10, 2021 (inception) Through December 31, 2021
General and administrative expenses	$10,273,098	$1,459,011
Administrative expenses - related party	240,000	86,667
Loss from operations	(10,513,098)	(1,545,678)
Other income (expenses):
Change in fair value of derivative liabilities	(36,447)	-
Income from investments held in Trust Account	2,165,194	5,484
Loss on Forward Purchase Agreement	(295,330)	-
Total other income	1,833,417	5,484
Net loss	$(8,679,681)	$(1,540,194)

Weighted average shares outstanding, Class A ordinary shares	18,677,398	8,961,092
Basic and diluted net loss per share, Class A ordinary shares	$(0.34)	$(0.10)
Weighted average shares outstanding, Class B ordinary shares	6,666,667	6,482,052
Basic and diluted net loss per share, Class B ordinary shares	$(0.34)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 10, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 10, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	7,666,667	767	24,233	-	25,000
Fair value of Public Warrants included in the Units sold in the Initial Public Offering	-	-	-	-	4,733,334	-	4,733,334
Sales of Private Placement Units	655,000	66	-	-	6,549,934	-	6,550,000
Contribution from Sponsor upon sale of Founder Shares to Anchor Investors	-	-	-	-	10,341,127	-	10,341,127
Forfeiture of Class B ordinary shares	-	-	(1,000,000)	(100)	100	-	-
Accretion of Class A ordinary shares subject to possible redemption	-	-	-	-	(21,648,728)	(5,106,162)	(26,754,890)
Net loss	-	-	-	-	-	(1,540,194)	(1,540,194)
Balance - December 31, 2021	655,000	66	6,666,667	667	-	(6,646,356)	(6,645,623)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(2,070,678)	(2,070,678)
Net loss	-	-	-	-	-	(8,679,681)	(8,679,681)
Balance - December 31, 2022	655,000	$66	6,666,667	$667	$-	$(17,396,715)	$(17,395,982)

The accompanying notes are an integral part of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From February 10, 2021 (inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(8,679,681)	$(1,540,194)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	11,697
General and administrative expenses paid by Sponsor under promissory note	-	34
Change in fair value of derivative liabilities	36,447	-
Loss on Forward Purchase Agreement	295,330	-
Income from investments held in Trust Account	(2,165,194)	(5,484)
Changes in operating assets and liabilities:
Prepaid expenses	46,622	(183,695)
Accounts payable	2,838,649	98,384
Accrued expenses	5,705,880	993,040
Net cash used in operating activities	(1,921,947)	(626,218)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	-	(200,000,000)
Withdrawal for redemption payment	154,906,130	-
Net cash provided by (used in) investing activities	154,906,130	(200,000,000)

Cash Flows from Financing Activities:
Advances from related party	-	1,650
Proceeds received from initial public offering, gross	-	200,000,000
Proceeds received from private placement	-	6,550,000
Redemption payment of Class A ordinary shares subject to possible redemption	(154,906,130)	-
Proceeds from promissory note	600,000	-
Repayment of promissory note	-	(87,369)
Offering costs paid	-	(4,479,441)
Net cash provided by (used in) financing activities	(154,306,130)	201,984,840

Net change in cash	(1,321,947)	1,358,622

Cash - beginning of the period	1,358,622	-
Cash - end of the period	$36,675	$1,358,622

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by related party in exchange for Founder Shares	$-	$13,303
Offering costs included in accounts payable	$-	$32,000
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$85,685
Value of Class B ordinary shares transferred to Anchor Investors	$-	$10,341,127
Forfeiture of Class B ordinary shares	$-	$100
Deferred underwriting fee	$-	$7,000,000

The accompanying notes are an integral part of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s Sponsor is 10X Capital SPAC Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, the Company consummated its initial public offering (the “Initial Public Offering”) of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares” and with respect to the warrants included in the Units offered, the “Public Warrants”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $21.7 million, of which $7.0 million was for deferred underwriting commissions (Note 7).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 655,000 Units (the “Private Units”) to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), at a price of $10.00 per Private Unit, generating gross proceeds of approximately $6.6 million.

Following the closing of the Initial Public Offering on August 13, 2021, $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units and $12,515 overfunded by Sponsor, which was returned to the Sponsor on August 17, 2021, was placed in a Trust Account (“Trust Account”) and is being invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, the proceeds from the Initial Public Offering and the sale of the Private Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering, subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within 21 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940. There is no assurance that the Company will be able to successfully effect a Business Combination.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account at December 31, 2022 was $10.16 per Public Share.

The Class A ordinary shares subject to redemption is recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (as amended and restated on November 9, 2022, the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the assets in the Trust Account, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination

On November 2, 2022, the Company entered into an Agreement and Plan of Merger (as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of January 3, 2023, and as may be further amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, 10X AA Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and African Agriculture, Inc., a Delaware corporation (“African Agriculture”).

Concurrently with the execution of the Merger Agreement and on November 4, 2022, certain Initial Public Offering anchor investors of the Company (the “Initial 10X II Anchor Investors”) entered into non-redemption agreements (the “Initial Non-Redemption Agreements”) with the Company and the Sponsor.

On November 8, 2022, an additional investor of the Company (together with the Initial 10X II Anchor Investors, the “10X II Investors”) entered into a non-redemption agreement (together with the Initial Non-Redemption Agreements, the “Non-Redemption Agreements”) with the Company and the Sponsor.

Pursuant to the Non-Redemption Agreements, such 10X II Investors agreed for the benefit of the Company to (i) vote certain of the Company’s ordinary shares now owned or acquired (the “Subject 10X II Equity Securities”), representing 3,705,743 ordinary shares of the Company in the aggregate, in favor of the proposal to amend the Company’s organizational documents to extend the time the Company is permitted to close a Business Combination and (ii) not redeem the Subject 10X II Equity Securities in connection with such proposal. In connection with these commitments from the 10X II Investors, Sponsor has agreed to transfer to each 10X II Investor an amount of its Class B ordinary shares on or promptly after the consummation of the Business Combination.

Standby Equity Purchase Agreement

Concurrently with the execution of the AA Merger Agreement, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with Yorkville, pursuant to which, subject to the consummation of the Business Combination, New African Agriculture has the option, but not the obligation, to issue, and Yorkville shall subscribe for, an aggregate amount of up to $100 million of New African Agriculture Common Stock at the time of New African Agriculture’s choosing during the term of the agreement, subject to certain limitations, including caps on issuance and subscriptions based on trading volumes. Each advance under the SEPA (an “Advance”) may be for an aggregate amount of New African Agriculture Common Stock purchased at 96% of the Market Price during a one-day pricing period or 97% of the Market Price during a three-day pricing period elected by New African Agriculture. The “Market Price” is defined in the SEPA as the VWAP (as defined below) during the trading day, in the case of a one day pricing period, or the lowest daily VWAP of the three consecutive trading days, in the case of a three day pricing period, commencing on the trading day on which New African Agriculture submits an Advance notice to Yorkville. “VWAP” means, for any trading day, the daily volume weighted average price of New African Agriculture Common Stock for such date on Nasdaq as reported by Bloomberg L.P. during regular trading hours or such other period in the case of a one-day trading period. The SEPA will continue for a term of three years commencing from the sixth trading day following the closing of the Business Combination (the “SEPA Effective Date”).

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

Forward Purchase Agreement

Simultaneously with the execution of the Merger Agreement, the Company and African Agriculture entered into an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with Vellar Opportunity Fund SPV LLC - Series 8 (“Seller”), a client of Cohen & Company Financial Management, LLC (“Cohen”). Pursuant to the Forward Purchase Agreement, Seller intends, but is not obligated, to purchase through a broker in the open market (a) the Company’s Class A ordinary shares, par value $0.0001 per share (the “Shares”), after the date of the Company’s redemption deadline from holders of Shares, including those who have elected to redeem Shares (such purchased Shares, the “Recycled Shares”) pursuant to the redemption rights set forth in the Company’s amended and restated memorandum and articles of association in connection with the Business Combination and (b) additional Shares in an issuance from the Company (such Shares, the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). The aggregate total Subject Shares will be 4,000,000, subject to automatic reduction to equal the amount of the Company’s ordinary shares outstanding as of the redemption deadline and subject to increase to up to 10,000,000 upon mutual agreement of the Company and Seller (the “Maximum Number of Shares”). Seller has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Business Combination.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extension

On November 9, 2022, the Shareholders approved, by special resolution, the proposal to amend and restate the Company’s Amended and Restated Memorandum and Articles of Association (as amended and restated, the “Second A&R Charter”), to extend the date by which the Company must (1) consummate an initial Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such initial Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Company’s Initial Public Offering, from November 13, 2022 to May 13, 2023 (the “Extension,” and such proposal, the “Extension Proposal”). In connection with the Company’s solicitation of proxies in connection with the Extension Proposal, the Company was required to permit the public shareholders to redeem their Public Shares. Of the Public Shares outstanding with redemption rights, a total of 212 of the Company’s shareholders elected to redeem 15,357,970 Public Shares at a per share redemption price of $10.09. As a result of such redemptions, approximately $154.9 million was removed from the Trust Account to pay such holders, and approximately $47.3 million remained in the Trust Account as of December 31, 2022. Following the redemptions and as of December 31, 2022, the Company had 4,642,030 public shares, including the public shares underlying the Units outstanding, with redemption rights outstanding.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $37,000 in cash and a working capital deficit of approximately $10.2 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 6), and loan proceeds from the Sponsor of approximately $87,000 under the Note (as defined in Note 6). The Company fully repaid the amounts borrowed under the unsecured promissory note upon closing of the Initial Public Offering on August 13, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates provided the Company with $600,000 in Working Capital Loans (as defined in Note 6) (of which up to $1.5 million may be converted at the lender’s option into warrants to purchase the Company’s Class A ordinary shares at an exercise price of $11.50 per share).

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 13, 2023. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete an initial Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial Business Combination.

Risks and Uncertainties

In February 2022, the Russian Federation commenced a military action against Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation, Belarus and other territories and individuals. Further, the impact of this military action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statement is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, regularly exceeds the Federal Deposit Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Working Capital Loan—Related Party

The Company accounts for its New Note (as defined below in Note 5) under ASC Topic 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC Topic 825, Financial Instruments (“ASC 825”). The primary reason for electing the fair value option is to provide better information on the financial liability amount given current market and economic conditions of the Company. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value recorded as change in the fair value of convertible note—related party on the accompanying consolidated statements of operations. The fair value are classified on a combined basis with the loan in promissory note – related party in the accompanying consolidated balance sheets.

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

The Forward Purchase Agreement (defined in Note 1) is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation model.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 20,000,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For the Period From February 10, 2021 (inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(6,396,522)	$(2,283,159)	$(893,718)	$(646,476)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,677,398	6,666,667	8,961,092	6,482,052

Basic and diluted net loss per ordinary share	$(0.34)	$(0.34)	$(0.10)	$(0.10)

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. This update is effective for fiscal years beginning after January 1, 2024, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this change will have on its consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5 - Related Party Transactions

Founder Shares

In February 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share, 1,000,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. The option expired on September 25, 2021, and subsequently, the Sponsor forfeited 1,000,000 Class B ordinary shares. Additionally, upon consummation of the Business Combination, the Sponsor agreed to transfer an aggregate of 1,334,339 Class B ordinary shares to the Anchor Investor for the same price originally paid for such shares. The Class B ordinary shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8. The Company determined that the fair value of these Class B ordinary shares was approximately $10.0 million (or approximately $7.50 per share) using a Monte Carlo simulation. The Company recognized the excess fair value of these Class B ordinary shares, over the price sold to the Anchor Investors, as an expense of the Initial Public Offering resulting in a charge against the carrying value of Class A ordinary shares subject to possible redemption.

The initial shareholders and the Anchor Investors have agreed not to transfer, assign or sell any of their Class B ordinary shares until after, or concurrently with, the consummation of the initial Business Combination.

Promissory Note-Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the IPO. The Company fully repaid the promissory note in the amount of $87,369 upon the closing of IPO. As of December 31, 2022 and 2021, there was no outstanding balance under the promissory note. Subsequent to the repayment, the promissory note is no longer available to the Company.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. At December 31, 2022 and 2021, no such Working Capital Loans were outstanding. On November 14, 2022, the Sponsor agreed to loan the Company up to $800,000 pursuant to a promissory note (as amended and restated on November 14, 2022, the “New Note”). The New Note is non-interest bearing, unsecured and due at the earlier of the consummation of the Company’s initial business combination and the day prior to the date the Company must elect to liquidate and dissolve in accordance with the provisions of the Second A&R Charter. As of December 31, 2022 and 2021, the Company had $600,000 and $0 outstanding under the Working Capital Loans.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company pays an affiliate of the Sponsor $20,000 per month for office space and secretarial and administrative services. Upon the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021, the Company incurred and paid approximately $240,000 and $87,000 of administrative support expense, respectively. As of December 31, 2022 and 2021, there were no outstanding balances under this agreement.

The executive officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the officers or directors. For the year ended December 31, 2022 and 2021, the Company incurred approximately $240,000 and $3,500, respectively in such costs and there were no outstanding amounts as of December 31, 2022 and 2021, respectively, payable to the executive officers and directors as reflected in the accounts payable on the accompanying balance sheets.

Note 6 - Commitments and Contingencies

Registration Rights

The holders of the Class B ordinary shares, private placement units, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares and warrants issuable upon the exercise of the private placement units and units that may be issued upon conversion of Working Capital Loans and upon conversion of the Class B ordinary shares) are entitled to registration rights pursuant to a registration rights agreement dated August 10, 2021 requiring the Company to register such securities for resale (in the case of the Class B ordinary shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of effectiveness to purchase up to an additional 3,000,000 Units at the Initial Public Offering price less the underwriting discounts and commissions. The option expired on September 25, 2021.

The underwriter was entitled to an underwriting discount of approximately $4.0 million, paid upon the closing of the Initial Public Offering. In addition, approximately $7.0 million was recorded as payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Contingent Fee Arrangement

On October 21, 2022 the Company entered into an arrangement with Canaccord Genuity LLC (“Canaccord”) to obtain financial advisory and equity capital market advisory services and to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination. Canaccord would be entitled to a capital markets advisory fee of $1.0 million. In addition, Canaccord would also be entitled to a discretionary incentive fee of $250,000. Per the arrangement, the capital markets advisory fee and discretionary incentive fee for these services is contingent upon the closing of a Business Combination and therefore are not included as liabilities on the accompanying consolidated balance sheets. Under the arrangement, the Company will also reimburse Canaccord for reasonable expenses. As of December 31, 2022, no expenses have been claimed.

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 20,000,000 Class A ordinary shares outstanding which were subject to possible redemption. As of December 31, 2022, there were 4,642,030 Class A ordinary shares outstanding which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the accompanying consolidated balance sheet is reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to Public Warrants	(4,733,334)
Class A ordinary share issuance costs	(22,021,556)
Plus:
Accretion of carrying value to redemption value	26,754,890
Class A ordinary share subject to possible redemption as of December 31, 2021	200,000,000
Redemption of Class A ordinary shares subject to possible redemption	(154,906,130)
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,070,678
Class A ordinary share subject to possible redemption as of December 31, 2022	$47,164,548

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 655,000 Class A ordinary shares issued and outstanding, excluding 4,642,030 and 20,000,000 Class A shares subject to possible redemption and classified outside of permanent equity on the consolidated balance sheets, respectively.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,666,667 Class B ordinary shares issued and outstanding (see Note 5).

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination in excess of the number of Class A ordinary shares or equity-linked securities issued in our Initial Public Offering, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders and not including the Class A ordinary shares underlying the Private Units), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

Warrants - As of December 31, 2022, there were 6,885,000 warrants (6,666,667 Public Warrants and 218,333 Private Warrants included in the Private Placement Units) outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares or private placement shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. No warrants are currently outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares or private placement shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash (except as described herein with respect to the private placement warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value at each respective date.

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Funds that invest in U.S. Treasury Securities	$47,264,548	$-	$-
Liabilities:
Derivative liabilities - Forward Purchase Agreement	$-	$-	$331,777

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Funds that invest in U.S. Treasury Securities	$200,005,484	$-	$-
Liabilities:
Derivative liabilities - Forward Purchase Agreement	$-	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2022 and for the period from February 10, 2021 (inception) through December 31, 2021.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Forward Purchase Agreement was measured at fair value using a Monte Carlo simulation model, which was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	At initial issuance date	As of December 31, 2022
Expected redemption price	$10.33	$10.48
Stock price	$10.04	$9.89
Volatility	65.0%	65.0%
Term (years)	3.50	5.67
Risk-free rate	4.49%	4.18%
Cost of debt	14.8%	12.4%

The change in the fair value of the forward purchase agreement assets and liabilities, measured with Level 3 inputs, for year ended December 31, 2022 is summarized as follows:

Derivative liabilities at January 1, 2022	$-
Loss on entry into Forward Purchase Agreement	295,330
Change in fair value of derivative liabilities	36,447
Derivative liabilities at December 31, 2022	$331,777

Note 10- Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date consolidated financial statements were available to be issued. Based upon this review, the Company determined that, except for the below, there have been no events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.

Subsequent to December 31, 2022, the Company borrowed an additional $200,000 under the New Note. As a result, as of the date of the financial statements, the Company had $800,000 outstanding as promissory note - related party.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we are not required to include such attestation report due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Hans Thomas	45	Chairman and Chief Executive Officer
David Weisburd	37	Chief Operating Officer, Head of Origination and Director
Guhan Kandasamy	42	Chief Financial Officer
Oliver Wriedt	51	President and Head of Capital Markets
Christopher Jurasek	57	Director
Woodrow H. Levin	44	Director
Michael Brown	53	Director

Hans Thomas, 45, has served as our Chief Executive Officer and Chairman since February 2021. Mr. Thomas founded 10X Capital in January 2004, and since its founding, he has served as Chief Executive Officer of 10X Capital. Since July 2019, he has served Chairman of 10X Capital subsidiary Growth Technology Partners. As an entrepreneur, Mr. Thomas was on the founding teams of venture-backed FinTech startup InternetCash (1999), online mortgage firm RefinanceOne (2004) and data science firm TheNumber (2015). Mr. Thomas is regarded as a top technology sector investor, financier and visionary because of his track record of identifying and investing in promising early stage opportunities and connecting them with institutional capital to help accelerate their growth. Notable portfolio companies and personal investments include Robinhood, AlphaFlow, Inc., Milo Credit, Better and Climb, whose equity investors include Sequoia, Kleiner Perkins, Point72 Ventures, Social Capital, and QED Investors and whom have obtained significant financing from leading institutional investors and investment banks, such as The Blackstone Group, Inc. (NYSE: BX), The Goldman Sachs Group, Inc. (NYSE: GS) and Jefferies Group LLC. Mr. Thomas was also involved with 10X Capital’s role as an early investor in DraftKings Inc. (Nasdaq: DKNG), which completed a business combination with Diamond Eagle Acquisition Corp., a SPAC, in April 2020. Mr. Thomas also currently serves as Chairman and Chief Executive Officer of 10X III. Mr. Thomas attended New York University. We believe Mr. Thomas is qualified to serve on our Board because of his experience in providing financing solutions for businesses, including with respect to business combinations and SPACs.

David Weisburd, 37, has been our Chief Operating Officer, Head of Origination and a member of our Board since February 2021. Mr. Weisburd founded the venture capital firm Growth Technology Partners in May 2015 and served as general partner until December 2019, when the firm was acquired by 10X Capital. The portfolio companies of Growth Technology Partners include 23andMe, CaaStle, Circle, Palantir, Pipefy, Punchh, Ripple, Tonal, Vicarious and Wish. Mr. Weisburd now serves as General Partner and co-head of venture capital at 10X Capital, where he has led the firm’s investments into Robinhood, Compass Therapeutics, HeadSpace and DraftKings Inc. (Nasdaq: DKNG). Mr. Weisburd also serves as a partner of Flight VC, an investment syndicate with over 2700 members across Silicon Valley and other tech hubs including Boston, Los Angeles, and New York, and whose members range from angel investors to entrepreneurs and venture capitalists. Flight VC has a prolific track record investing in companies including Betterment, Carta, Cruise Automotive, Discord, Dollar Shave Club, Fastly, Inc. (NYSE: FSLY), LinkedIn, Paypal, Inc. (Nasdaq: PYPL), Rent the Runway, and many others. In addition to his direct investment activity, Mr. Weisburd has also conducted a substantial amount of secondary market investment into companies such as Lyft, Inc. (Nasdaq: LYFT), One Medical Group (Nasdaq: ONEM), Space X, and Spotify (NYSE: SPOT). Prior to his venture capital career, Mr. Weisburd was on the founding teams of two venture-backed technology startups, isocket (acquired by Magnite (Nasdaq: MGNI)) and RoomHunt (acquired by RentLingo). Mr. Weisburd also currently serves as Chief Operating Officer and a member of the board of directors of 10X III. Mr. Weisburd received a BS in management and entrepreneurship from Indiana University – Kelley School of Business, an MBA from Dartmouth – Tuck School of Business, and is currently pursuing a masters in psychology from Harvard University. We believe Mr. Weisburd is qualified to serve on our Board because of his track record of founding and investing in technology companies and his network of venture-backed founders, companies and venture capitalist co-investors throughout Silicon Valley.

Guhan Kandasamy, 42, has been our Chief Financial Officer since February 2021. Since April 2018, Mr. Kandasamy has served as the Chief Credit and Data Officer and a member of the board of directors of 10X Capital, where he also served as a member of the investment committee and oversaw the firm’s credit policy. In 2015, Mr. Kandasamy co-founded TheNumber, which provides credit market analytics and intelligence to leading credit hedge funds, Bulge Bracket Banks and Retail Banks. At TheNumber, he first served as the founding product manager and then as Chief Executive Officer from January 2016 to March 2018. From October 2010 to January 2015, Mr. Kandasamy served as Global Head of Product and Data Analytics at Opera Solutions, LLC (now ElectrifAi), where he co-founded the company’s financial services vertical while helping the founders raise its first private capital from Silver Lake Partners, KKR & Co. Inc. and Wipro Limited (NYSE: WIT). Mr. Kandasamy has also previously served as Vice President of US Structured Finance for the global credit ratings agency DBRS, Inc. and as an analyst for the private secondary market firm SecondMarket, Inc., which was later acquired by Nasdaq. From January 2004 to January 2007, as its first product employee, he served as the founding product manager at CoreLogic, Inc. (NYSE: CLGX) where he led development of CoreLogic’s product suite including Loansafe, the credit risk product used by a large portion of the mortgage market, as well as CoreLogic’s initial Automated Value Models (“AVMs”) and AVM cascade models for real estate assets, which remain the industry standard. During his tenure, he provided key evaluation and assistance to CoreLogic through several major corporate acquisitions, including that of First American Corporation. The company now produces over $1.7B in annual revenue and has an enterprise value of $5.3B. Mr. Kandasamy began his career in 2003 at the Federal National Mortgage Association (“Fannie Mae”) as a credit risk policy analyst, where he developed the agency’s still-operational and patented Consumer Credit Risk Assessment Model (FMCA), along with several capital allocation, collateral risk and property valuation models. Mr. Kandasamy also currently serves as Chief Financial Officer of 10X III. Mr. Kandasamy received an MBA with a concentration in Finance from Oxford University in 2010 and a double BA from Johns Hopkins University in 2003.

Oliver Wriedt, 51, has served as our President and Head of Capital Markets since February 2021. Mr. Wriedt has twenty-eight years of experience in lending, structuring, portfolio management and business development. He has been an investor in early stage FinTech companies since 2014. Mr. Wriedt most recently served as Chief Executive Officer of Vibrant Capital Partners (formerly DFG Investment Advisers) (“Vibrant”) from April 2019 to July 2020. Vibrant is a structured credit asset manager focused on collateralized loan obligations (“CLOs”) and leveraged loans, with $8 billion of assets under management (“AUM”). Prior to Vibrant, Mr. Wriedt spent six years at CIFC Asset Management from March 2012 to May 2018, where he most recently served as Co-Chief Executive Officer. During his tenure at CIFC, Mr. Wriedt took the company private in a $333 million strategic sale. CIFC’s AUM have grown to $26 billion. Mr. Wriedt was responsible for business development at the credit arm of Providence Equity Partners from 2010 to 2012. Later renamed Benefit Street, the asset manager grew to $26 billion and was acquired by Franklin Templeton (NYSE: BEN). Mr. Wriedt was previously a partner at Sciens Capital Management from 2008 to 2009 and was a partner at Golden Tree Asset Management from 2004 to 2008. Mr. Wriedt was originally trained as a banker at Deutsche Bank (NYSE: DB) and NORD/LB in Hannover, Singapore, London and New York. Since February 2020, Mr. Wriedt has served on the board of directors of Cadence Group, Inc., a New York-based digital securitization and investment platform for private credit. He is a seed investor in FinTech lenders Milo Credit and Pollen VC and payment platforms EMQ and QRails. In addition, he serves on the board of directors of The River Fund, a non-profit organization dedicated to eradicating hunger, homelessness and poverty in New York City. Mr. Wriedt also currently serves as President and Head of Capital Markets of 10X III. Mr. Wriedt graduated from Duke University in 1993 with an AB in History and Economics.

Christopher Jurasek, 57, has served on our Board since August 2021. Mr. Jurasek has been an operating executive for Clearlake Capital Group, L.P. (“Clearlake”) since 2014. Clearlake is a Los Angeles-based private equity investor with $24 billion of AUM. Clearlake’s core target sectors include software and technology-enabled services, industrials and consumer. Since June 2020, Mr. Jurasek has also served as the Chief Executive Officer of EagleView, a leading technology provider of aerial imagery, data analytics and GIS solutions with more than 200 patents, backed by Clearlake and Vista Equity Partners. Prior to EagleView, from August 2018 to December 2019, Mr. Jurasek served as President of JetSmarter, a private aviation software company acquired by Vista Global. Between February 2013 and January 2020, Mr. Jurasek also held the roles of President, Chief Executive Officer and Vice Chairman of Calero Software, LLC, which merged with technology expense management software firm MDSL in a 2019 deal backed by Oak Hill Capital and Riverside Partners. From August 2017 to January 2019, he served as a member of the board of directors of ConvergeOne Holdings, Inc., a leading IT services provider of collaboration and technology solutions for large and medium enterprises, which went public through a business combination with a SPAC, Forum Merger Corp., in February 2018 at an enterprise value of $1.2 billion and was subsequently acquired by CVC for $1.8 billion ($12.50 per common share). Mr. Jurasek also currently serves as a member of the board of directors of 10X III. Mr. Jurasek earned his MBA from the Kellogg School of Management at Northwestern University and holds a bachelor’s degree from Bowling Green State University. We believe Mr. Jurasek is qualified to serve on our Board because of his decades of experience leading global software and industrial technology companies and his track record of driving innovation to generate long-term value, customer engagement and sustainable growth.

Woodrow H. Levin, 44, has served on our Board since August 2021. Mr. Levin has served on the board of directors of DraftKings Inc. (Nasdaq: DKNG) since December 2013 and has helped the company navigate numerous regulatory and strategic challenges throughout his tenure, culminating in the recent merger with a SPAC, Diamond Eagle Acquisition Corp., in April 2020. Since February 2019, Mr. Levin has been the founder and Chief Executive Officer of Extend, Inc., a venture-backed technology company offering an application programming interface-first solution for merchants to offer extended warranties and protection plans. From February 2018 to February 2019, Mr. Levin was the founder and Chief Executive Officer of 3.0 Capital, a multi-strategy crypto asset hedge fund. From August 2015 to February 2018, Mr. Levin was Vice President of Growth at DocuSign, Inc. (Nasdaq: DOCU) (“DocuSign”), which allows organizations to digitally prepare, sign and manage agreements. Mr. Levin founded Estate Assist, Inc. in February 2014 and served as its Chief Executive Officer until September 2015, when it was acquired by DocuSign. Mr. Levin also currently serves as a member of the board of directors of 10X III. Mr. Levin received a BA in business from the University of Wisconsin and a JD from the Chicago-Kent School of Law, Illinois Institute of Technology. We believe that Mr. Levin is qualified to serve on our Board because of his experience with SPACs.

Michael Brown, 53, has served on our Board since December 2022. Mr. Brown currently serves as a director of LAMF Global Ventures Corp. I, a position he has held since September 2021. Mr. Brown is an American basketball coach who is the head coach for the Sacramento Kings and the Nigerian National Basketball Team. He previously served as the associate head coach of the Golden State Warriors from 2016 to 2022 and the head coach of the Cleveland Cavaliers from 2005 to 2010. After a 2009 season where the Cavaliers went 66-16, he won NBA Coach of the Year. In his second season in 2010, the Cavaliers made it to the NBA Finals for the first time in franchise history. Mr. Brown coached for the Los Angeles Lakers from 2011 to 2012 and was an assistant coach for the Washington Wizards from 1997 to 1999, the San Antonio Spurs from 2000 to 2003 and the Indiana Pacers from 2003 to 2005. Mr. Brown played collegiately at Mesa Community College and the University of San Diego from 1988 to 1992 where he also earned a Bachelor of Business Administration degree. We believe Mr. Brown is qualified to serve on our Board of his proven track record of success and leadership and unique perspective and network.

Number, Terms of Office and Election of Officers and Director

Our Board consists of five members and is divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Jurasek, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Levin and Brown, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Messrs. Thomas and Weisburd, will expire at the third annual meeting of shareholders.

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to or in connection with the completion of our initial business combination. Holders of our Class A ordinary shares will not be entitled to vote on the election of directors during such time. These provisions of our Charter relating to the rights of holders of Class B ordinary shares to elect directors may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting.

Our officers are appointed by and serve at the discretion of the Board rather than for specific terms of office. Our Board is authorized to appoint officers as it deems appropriate pursuant to our Charter.

Director Independence

The Nasdaq listing standards require that a majority of our Board be independent. Our Board has determined that each of Messrs. Jurasek, Levin and Brown are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the Board. Messrs. Jurasek, Levin and Brown serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Messrs. Jurasek, Levin and Brown are independent.

Mr. Jurasek serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our Board has determined that Mr. Jurasek qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Public Offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our Board, with the interested director or directors abstaining from such review and approval.

The audit committee is governed by a charter that complies with the rules of Nasdaq.

Compensation Committee

We have established a compensation committee of our Board. The members of our compensation committee are Messrs. Jurasek and Levin, and Mr. Levin serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC. The compensation committee is governed by a charter that complies with the rules of Nasdaq.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our Board. Our Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Jurasek, Levin and Brown. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our Board should follow the procedures set forth in our Charter.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our Class A ordinary shares will not have the right to recommend director candidates for nomination to our Board.

Observers to the Board of Directors

We have appointed Gil Penchina as an observer of our Board. Mr. Penchina assists our management team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire. Board observers are neither paid nor reimbursed for any out-of-pocket expenses in connection with the search of acquisition targets before or after the consummation of our initial business combination. We have not currently entered into any formal arrangements or agreements with board advisors to provide services to us and they will have no fiduciary obligations to present business opportunities to us.

Gil Penchina is a serial entrepreneur and accomplished venture investor, whose portfolio companies include PayPal, LinkedIn, Fastly (NYSE: FSLY), Cruise, Rent the Runway, PagerDuty (NYSE: PD), Discord, Dollar Shave Club, Carta and Wealthfront. Mr. Penchina is a co-founder of Fastly, an edge cloud computing services provider. Previously, he was the Chief Executive Officer of Wikia (now re-branded Fandom.com), whose investors include TPG, Amazon.com, Inc. (Nasdaq: AMZN), Bessemer Venture Partners and Institutional Venture Partners. Beginning in 1998, Mr. Penchina was a member of the pre-IPO team at eBay (Nasdaq: EBAY), where he held various senior management positions including Director, Mergers & Acquisitions from 1999 to 2000 and Vice President and General Manager of eBay International from 2002 to 2006. Before eBay, Mr. Penchina worked at General Electric (NYSE: GE) and Bain & Company. Mr. Penchina received a Bachelors in Engineering from the University of Massachusetts, Amherst in 1991 and an MBA from the Kellogg School of Management at Northwestern University in 1997.

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). We have posted a copy of our Code of Ethics and the charters of our audit committee and compensation committee on our website, www.10xspac.com/spacII, under “Governance.” Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. We granted no waivers under our Code of Ethics in 2022.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Hans Thomas	10X Capital Venture Acquisition Corp. III	Special purpose acquisition company	Chairman and Chief Executive Officer
	10X Capital	Investment firm	Founder and Chief Executive Officer
	The Number, LLC	Data science and analytics	Co-Founder
	Gaingels 10X Capital Fund	Investment firm	General Partner
	Gaingels 10X Capital Fund I, LP	Investment firm	General Partner
	Growth Technology Partners	Investment firm	Chairman

David Weisburd	10X Capital Venture Acquisition Corp. III	Special purpose acquisition company	Chief Operating Officer, Head or Origination and Director
	10X Capital	Investment firm	General Partner and Co-Head of Venture Capital
	Gaingels 10X Capital Fund	Investment firm	General Partner
	Gaingels 10X Capital Fund I, LP	Investment firm	General Partner
	Growth Technology Partners	Investment firm	Founder and General Partner
	Flight VC	Investment Syndicate	Partner

Guhan Kandasamy	10X Capital Venture Acquisition Corp. III	Special purpose acquisition company	Chief Financial Officer
	10X Capital	Investment firm	Chief Credit and Data Officer and Director
	Gaingels 10X Capital Fund I, LP	Investment firm	Investment Committee Member

Oliver Wriedt	10X Capital Venture Acquisition Corp. III	Special purpose acquisition company	President

Christopher Jurasek	10X Capital Venture Acquisition Corp. III	Special purpose acquisition company	Director
	Eagle View	Technology	Chief Executive Officer

Woodrow H. Levin	10X Capital Venture Acquisition Corp. III	Special purpose acquisition company	Director
	DraftKings Inc.	Sports entertainment and gaming	Director
	Extend, Inc.	Technology	Founder and Chief Executive Officer

Michael Brown	LAMF Global Ventures Corp. I	Special purpose acquisition company	Director
	Sacramento Kings	Sports	Head Coach
	Nigerian National Basketball Team	Sports	Head Coach

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor purchased Founder Shares prior to the date of our Public Offering and purchased Private Placement Units in a transaction that closed simultaneously with the closing of our Public Offering. Our Sponsor has entered into an agreement with us, pursuant to which the Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our Sponsor with respect to any public shares acquired by them in or after our Public Offering. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete our initial business combination within the Combination Period. If we do not complete our initial business combination within the Combination Period, the Private Placement Units will expire worthless. Furthermore, our Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until consummation of our initial business combination, other than the Founder Shares transferred to the Anchor Investors in connection with such Anchor Investors’ commitment to purchase a certain percentage of our Units in the Public Offering. Subject to certain limited exceptions, the Private Placement Units, Private Placement Shares and Private Placement Warrants underlying the Private Placement Units, and the Class A ordinary shares underlying the Private Placement Warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors may own ordinary shares or Warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to the Company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities first listed on Nasdaq, we began paying our Sponsor $20,000 per month for office space and secretarial and administrative services provided to members of our management team.

In the event that we submit our initial business combination to our public shareholders for a vote, our Initial Shareholders and Anchor Investors have agreed to vote their Founder Shares, and our Initial Shareholders and the other members of our management team have agreed to vote any Founder Shares they hold and any Class A ordinary shares purchased in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Charter provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq, we began paying our Sponsor $20,000 per month for office space and secretarial and administrative services provided to members of our management team, and we will continue to make such payments through the earlier of the consummation of our initial business combination and our liquidation. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors of the combined company for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on the combined company’s board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at April 10, 2023 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have shared or sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of April 10, 2023.

Name and Address of Beneficial Owner(1)	Number of Class A Shares Beneficially Owned	Number of Class B Shares Beneficially Owned(2)	% of Class A Ordinary Shares(3)	% of Class B Ordinary Shares(3)	Percentage of Outstanding Ordinary Shares(3)
Greater than 5% Holders
10X Capital SPAC Sponsor II LLC (our Sponsor)(4)	455,000	5,332,328	8.6%	80.0%	48.4%
P. Schoenfeld Asset Management LP(5)	350,061	—	6.6%	—	2.9%
Polar Multi-Strategy Master Fund(6)	350,000	133,333	6.6%	2.0%	4.0%
Radcliffe Capital Management, L.P.(7)	350,000	—	6.6%	—	2.9%
Sculptor Capital LP(8)	350,180	133,333	6.6%	2.0%	4.0%
Spring Creek Capital, LLC(9)	350,000	—	6.6%	—	2.9%
Executive Officers and Directors
Hans Thomas(4)	455,000	5,332,328	8.6%	80.0%	48.4%
David Weisburd(4)	455,000	5,332,328	8.6%	80.0%	48.4%
Guhan Kandasamy	—	—	—	—	—
Oliver Wriedt	—	—	—	—	—
Christopher Jurasek	—	—	—	—	—
Woodrow H. Levin	—	—	—	—	—
Michael Brown	—	—	—	—	—
All directors and executive officers as a group (7 individuals)(4)	455,000	5,332,328	8.6%	80.0%	48.4%

(1)	Unless otherwise noted, the business address of each of the entities, directors and executives in this table is 1 World Trade Center, 85th Floor, New York, New York 10007.

(2)	Interests shown consist of Founder Shares, classified as Class B ordinary shares. Such Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one for one basis, subject to adjustment.

(3)	Percentage ownership is based on 5,297,030 Class A ordinary shares and 6,666,667 Class B ordinary shares outstanding as of April 10, 2023.

(4)	Represents the interest directly held by the Sponsor. The Sponsor is controlled by its manager, 10X Capital Advisors, LLC (the “Manager”). The Manager has the sole voting and dispositive power of the securities held by the Sponsor. Hans Thomas and David Weisburd are the managing members of the Manager and accordingly may be deemed to have beneficial ownership of the securities reported herein. Each of Mr. Thomas and Mr. Weisburd disclaims any ownership of the securities reported herein other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	Based on a Schedule 13G filed with the SEC on February 14, 2023 by P. Schoenfeld Asset Management LP, a Delaware limited partnership (“PSAM”), and Peter M. Schoenfeld. Represents 350,061 Class A ordinary shares directly held by the PSAM Funds (as defined below). PSAM is the investment adviser to certain funds and accounts (the “PSAM Funds”) with respect to the Class A ordinary shares directly held by the PSAM Funds. Mr. Schoenfeld is the managing member of P. Schoenfeld Asset Management GP, LLC, a Delaware limited liability company that serves as the general partner of PSAM, with respect to the Class A ordinary directly held by the PSAM Funds. The business address of each reporting person is 1350 Avenue of the Americas, 21st Floor, New York, NY 10019.

(6)	Based on a Schedule 13G/A filed with the SEC on February 13, 2023 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“PAMPI”). Represents 350,000 Class A ordinary shares directly held by Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and 133,333 Class B ordinary shares, which are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-to-one basis, subject to certain adjustments. PMSMF is under management by PAMPI. PAMPI serves as investment advisor of PMSMF and has control and discretion over the shares held by PMSMF. As such, PAMPI may be deemed the beneficial owner of the shares held by PMSMF. PAMPI disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest therein. The business address of PMSMF is c/o Polar Asset Management Partners Inc., 16 York Street, Suite 2900, Toronto, ON M5J 0E6.

(7)	Based on a Schedule 13G filed with the SEC on November 21, 2022 by Radcliffe Capital Management, L.P., a Delaware limited partnership (“Radcliffe”), RGC Management Company, LLC, a Delaware limited liability company (“RGC”), Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., a Cayman Islands limited partnership (“Radcliffe Master Fund”), and Radcliffe SPAC GP, LLC, a Delaware limited liability company (“Radcliffe GP”). Radcliffe, RGC, Mr. Katznelson, Mr. Hinkel, Radcliffe Master Fund and Radcliffe GP reported shared voting and dispositive power with respect to 350,000 Class A ordinary shares. Radcliffe is the relevant entity for which RGC, Mr. Katznelson, and Mr. Hinkel may be considered control persons. Radcliffe Master Fund is the relevant entity for which Radcliffe GP, Mr. Katznelson and Mr. Hinkel may be considered control persons. The principal address for each of these entities is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(8)	Based on a Schedule 13G/A filed with the SEC on February 14, 2023 by Sculptor Capital LP, a Delaware limited partnership (“Sculptor”), Sculptor Capital II LP, a Delaware limited partnership (“Sculptor-II”), Sculptor Capital Holding Corporation, a Delaware corporation (“SCHC”), Sculptor Capital Holding II LLC, a Delaware limited liability company (“SCHC-II”), Sculptor Capital Management, Inc., a Delaware limited liability company (“SCU”), Sculptor Master Fund, Ltd., a Cayman Islands company (“SCMF”), Sculptor Special Funding, LP, a Cayman Islands exempted limited partnership (“NRMD”), Sculptor Credit Opportunities Master Fund, Ltd., a Cayman Islands company (“SCCO”), Sculptor SC II LP, a Delaware limited partnership (“NJGC”), and Sculptor Enhanced Master Fund, Ltd., a Cayman Islands company (“SCEN”). Represents (a) 192,617 Class A ordinary shares directly held by SCMF, (b) 52,527 Class A ordinary shares directly held by SCCO, (c) 105,036 Class A ordinary shares directly held by NJGC, (f) 20,000 Class B ordinary shares directly held by SCCO, (g) 73,333 Class B ordinary shares directly held by SCMF and (h) 40,000 Class B ordinary shares directly held by NJGC. Sculptor is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor-II is wholly owned by Sculptor and serves as the investment manager to certain of the Accounts. The Accounts hold the Class A ordinary shares directly held by SCMF, SCCO, NJGC and SCEN. SCHC serves as the general partner of Sculptor. SCHC-II is wholly owned by Sculptor and serves as the general partner of Sculptor-II. SCU is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor is the investment adviser to SCMF. NRMD is a Cayman Islands exempted limited partnership that is wholly owned by SCMF. Sculptor is the investment adviser to SCCO. Sculptor-II is the investment adviser to NJGC. Sculptor is the investment adviser to SCEN. Sculptor and Sculptor-II serve as the principal investment managers to the Accounts and thus may be deemed beneficial owners of the 350,180 Class A ordinary shares held in the Accounts. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the 350,180 Class A ordinary shares held in the Accounts managed by Sculptor and Sculptor II. SCU is the sole shareholder of SCHC, and as such, may be deemed a beneficial owner of 350,180 Class A ordinary shares. The business address of each of Sculptor, Sculptor-II, SCHC, SCHC-II, and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The business address of each of SCMF, SCEN, and SCCO is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way—Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KYI-1103, Cayman. The business address of NRMD is c/o MaplesFS Limited, P.O. Box 1093, Queensgate House, Grand Cayman, KYI-1102, Cayman Islands. The business address of NJGC is c/o The Corporation Trust Company 1209 Orange Street, Wilmington DE 19801.

(9)	Based on a Schedule 13G filed with the SEC on February 10, 2023 by Spring Creek Capital, LLC (“Spring Creek”), SCC Holdings, LLC (“SCC”), KIM, LLC (“KIM”), Koch Investments Group, LLC (“KIG”), Koch Investments Group Holdings, LLC (“KIGH”) and Koch Industries, Inc. (“Koch Industries”). Represents 350,000 Class A ordinary shares held by Spring Creek. Spring Creek is beneficially owned by SCC, SCC is beneficially owned by KIM, KIM is beneficially owned by KIG, KIG is beneficially owned by KIGH, and KIGH is beneficially owned by Koch Industries, in each case by means of ownership of all voting equity instruments. Koch Industries, SCC, KIM, KIG, and KIGH may be deemed to beneficially own the Class A ordinary shares held by Spring Creek by virtue of (i) Koch Industries’ beneficial ownership of KIGH, (ii) KIGH’s beneficial ownership of KIG, (iii) KIG’s beneficial ownership of KIM, (iv) KIM’s beneficial ownership of SCC and (v) SCC’s beneficial ownership of Spring Creek. The principal address for each of these reporting persons is 4111 E. 37th Street North, Wichita, KS 67220.

Our Initial Shareholders beneficially own 48.4% of our issued and outstanding ordinary shares. Only holders of Class B ordinary shares have the right to appoint directors in any election held prior to or in connection with the completion of our initial business combination. Holders of our Class A ordinary shares do not have the right to appoint any directors to our Board prior to our initial business combination. Because of this ownership block, our Initial Shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Charter and approval of significant corporate transactions including our initial business combination.

On February 18, 2021, our Sponsor purchased 7,666,667 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On October 19, 2021, the Sponsor forfeited, at no cost, 1,000,000 Founder Shares in connection with the election by the underwriter of our Public Offering not to exercise an option granted to the underwriter to cover over-allotments. Following the Close Date, the Sponsor transferred an aggregate of 1,334,339 Founder Shares to the Anchor Investors for the same price the Sponsor originally paid for such shares. At December 31, 2022, our Sponsor held 5,332,328 Founder Shares.

On the Close Date, we consummated our Public Offering of 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000 before underwriting discounts and expenses. Each Unit consists of one Class A ordinary share and one-third of one Public Warrant. Simultaneously with the closing of our Public Offering, we completed the sale of the Private Placement Units.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On February 18, 2021, our Sponsor paid an aggregate of $25,000, or approximately $0.003 per share, to cover certain expenses on behalf of the Company in exchange for issuance of an aggregate of 7,666,667 Founder Shares, of which 6,666,667 remain outstanding. On October 19, 2021, our Sponsor forfeited, at no cost, 1,000,000 Founder Shares in connection with the election by the underwriter in our Public Offering not to exercise an option granted to the underwriter to cover over-allotments. Following the Close Date, the Sponsor transferred an aggregate of 1,334,339 Founder Shares to the Anchor Investors for the same price the Sponsor originally paid for such shares. In connection with the Extension, we, our Sponsor and certain of our shareholders entered into non-redemption agreements whereby those certain shareholders agreed for our benefit to (i) vote the Subject 10X II Equity Securities in favor of the Extension Proposal and (ii) not redeem the Subject 10X II Equity Securities in connection with such proposal. In connection with these commitments from those certain shareholders, the Sponsor agreed to transfer an aggregate of 794,088 Founder Shares prior to the consummation of the Business Combination. The Founder Shares currently represent 55.7% of our issued and outstanding ordinary shares. At December 31, 2022, our Sponsor held 5,332,328 Founder Shares.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Public Offering except that the Founder Shares are subject to certain rights and transfer restrictions, as described in further detail below, and are automatically converted into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in our Charter.

Our Initial Shareholders and Anchor Investors have agreed not to transfer, assign or sell any Founder Shares until the consummation of our initial business combination, subject to certain exceptions.

Private Placement Units

Simultaneously with the consummation of our Public Offering, we consummated the private placement of an aggregate of 655,000 Private Placement Units to our Sponsor and Cantor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $6,550,000. 455,000 of the Private Placement Units were sold to the Sponsor and 200,000 Private Placements Units were sold to Cantor. No underwriting discounts or commissions were paid with respect to sale of the Private Placement Units. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The proceeds from the Private Placement Units were added to the proceeds from the Public Offering held in the Trust Account.

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

If the we do not complete an initial business combination within the Combination Period, the proceeds of the sale of the Private Placement Units will be used to fund the redemption of our Class A ordinary shares, subject to the requirements of applicable law, and the Private Placement Units will expire worthless.

Registration Rights

The holders of (i) the Founder Shares, which were originally issued in a private placement prior to the closing of our Public Offering, (ii) the Private Placement Units, which were issued in a private placement simultaneously with the closing of our Public Offering, the Private Placement Shares and Private Placement Warrants underlying the Private Placement Units, and the Class A ordinary shares underlying such Private Placement Warrants and (iii) the Working Capital Units have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement, dated August 10, 2021 by and among the Company, the Sponsor, Cantor, the Anchor Investors and the holders signatory thereto (the “registration rights agreement”). Pursuant to the registration rights agreement, assuming that $1,500,000 of Working Capital Loans are converted into Private Placement Units and assuming that all Founder Shares convert into Class A ordinary shares on a one-for-one basis, we will be obligated to register up to 7,690,000 Class A ordinary shares and 218,333 Warrants. The number of Class A ordinary shares includes (i) 6,666,667 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 655,000 Class A ordinary shares underlying the Private Placement Units, (iii) 218,333 Class A ordinary shares underlying the Private Placement Warrants and (iv) 150,000 Class A ordinary shares underlying the Working Capital Units. The number of Warrants includes 218,333 Private Placement Warrants and 50,000 Working Capital Warrants. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. Notwithstanding the foregoing, Cantor may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO Registration Statement and may not exercise its demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

In connection with the proposed Business Combination, the registration rights agreement will be amended and restated. The AA Merger Agreement contemplates that, at the Closing, African Agriculture, the Sponsor and other stockholders of African Agriculture will enter into an Amended and Restated Registration Rights Agreement, which will supersede the registration rights agreement, and pursuant to which, among other things, the Sponsor and such holders will be granted certain customary registration rights, demand rights and piggyback rights with respect to their respective shares of common stock of New African Agriculture.

Related Party Notes

On February 18, 2021, the Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Public Offering pursuant to the Pre-IPO Promissory Note. The Pre-IPO Promissory Note was non-interest bearing, unsecured and payable on the earlier to occur of (i) December 31, 2021 or (ii) the completion of the our Public Offering. Upon the closing of our Public Offering, we repaid $87,369 under the Pre-IPO Promissory Note, and the Pre-IPO Promissory Note is no longer available to us.

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us funds as may be required (“Working Capital Loans”). If we complete an initial business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1.5 million of such Working Capital Loans may be convertible into Working Capital Units at a price of $10.00 per unit at the option of the lender, and the Working Capital Units would be identical to the Private Placement Units. Each Working Capital Unit would consist of one Class A ordinary shares and one-third of one redeemable warrant.

On November 14, 2022, we issued the 2022 Note to the Sponsor for a Working Capital Loan of up to $800,000. The 2022 Note bears no interest and is repayable in full on the Maturity Date. The 2022 Note may also be converted into Working Capital Units, at a price of $10.00 per unit, at the option of the holder of the 2022 Note at any time on or prior to the Maturity Date. The Working Capital Units are identical to our Private Placement Units, with each Working Capital Unit consisting of one Class A ordinary share and one-third of one redeemable warrant. As of December 31, 2022, there was $600,000 outstanding under the Working Capital Loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the board of directors of the combined company to determine executive and director compensation.

Administrative Services Agreement

We entered into an agreement that provides that from August 10, 2021 through the earlier of the consummation of an initial business combination and the liquidation, we will pay the Sponsor $20,000 per month for office space and secretarial and administrative services provided to the Company. We will cease paying these monthly fees upon the consummation of a business combination.

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

Acquiror Support Agreement

Concurrently with the execution of the AA Merger Agreement, we entered into the Acquiror Support Agreement with African Agriculture and the Class B Holders, pursuant to which the Class B Holders agreed to, among other things, (i) vote in favor of the Business Combination, the Domestication and the other Proposals (as defined in the AA Merger Agreement) and (ii) be bound by certain other covenants and agreements related to the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement. As of the date of this Annual Report, and due to the redemption of 15,357,970 public shares in connection with the Extension, the Sponsor owns 48.4% of our issued and outstanding ordinary shares.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that each of Messrs. Jurasek, Levin and Brown are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the	For the Period from February 10, 2021 (Inception)
	Year Ended December 31, 2022	to December 31, 2021
Audit Fees(1)	$114,467	$127,715
Audit-Related Fees(2)	-	-
Tax Fees(3)	3,750	2,000
All Other Fees(4)	-	-
Total	$118,217	$129,715

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related to a potential business combination.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of November 2, 2022, by and among the Company, AA Merger Sub and African Agriculture (incorporated herein by reference to Exhibit 2.1 filed with the Company’s Form 8-K filed by the Company on November 3, 2022 (File No. 001-40722)).
2.2	First Amendment to Agreement and Plan of Merger, dated as of January 3, 2023, by and among the Company, AA Merger Sub and African Agriculture (incorporated by reference to Exhibit 2.2 filed with the Company’s Registration Statement on Form S-4 filed by the Company on January 20, 2023 (File No. 333-269342)).
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed by the Company on November 9, 2022 (File No. 001-40722)).
4.1	Specimen Unit Certificate (incorporated herein by reference to Exhibit 4.1 filed with the Company’s Amendment No. 1 to Form S-l filed by the Company on April 8, 2021 (File No. 333-253867)).
4.2	Specimen Class A Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.2 filed with the Company’s Amendment No. 1 to Form S-l filed by the Company on April 8, 2021 (File No. 333-2538671)).
4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 filed with the Company’s Amendment No. 1 to Form S-l filed by the Company on April 8, 2021 (File No. 333-253867)).
4.4*	Warrant Agreement, dated as of August 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.5*	Description of Registrant’s Securities.
10.1	Letter Agreement, dated as of August 10, 2021, by and among the Company, its executive officers, its directors and the Sponsor (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed by the Company on August 13, 2021 (File No. 001-4072211)).
10.2	Investment Management Trust Agreement, dated as of August 10, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed by the Company on August 13, 2021 (File No. 001-40722)).
10.3	Registration Rights Agreement, dated as of August 10, 2021, by and among the Company, the Sponsor and the Holders signatory thereto (incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed by the Company on August 13, 2021 (File No. 001-40722)).
10.4	Private Placement Units Purchase Agreement, dated as of August 10, 2021, by and between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.4 filed with the Company’s Form 8-K filed by the Company on August 13, 2021 (File No. 001-40722)).
10.5	Private Placement Units Purchase Agreement, dated as of August 10, 2021, by and between the Company and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 10.5 filed with the Company’s Form 8-K filed by the Company on August 13, 2021 (File No. 001-40722)).
10.6	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.6 filed with the Company’s Amendment No. 1 to Form S-l filed by the Company on April 8, 2021 (File No. 333-253867)).

Exhibit Number	Description
10.7	Administrative Services Agreement, dated as of August 10, 2021, by and between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.6 filed with the Company’s Form 8-K filed by the Company on August 13, 2021 (File No. 001-407221)).
10.8	Promissory Note, dated as of February 18, 2021, issued to the Sponsor (incorporated herein by reference to Exhibit 10.7 filed with the Company’s Form S-l filed by the Company on March 4, 2021 (File No. 333-253867)).
10.9	Mutual Termination of Merger Agreement, dated as of August 12, 2022, by and among the Company, 10X Magic First Merger Sub, Inc., 10X Magic Second Merger Sub, LLC and Prime Blockchain Inc. (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2022 (File No. 001-40722)).
10.10	Acquiror Support Agreement, dated as of November 2, 2022, by and among the Company, African Agriculture, the Sponsor and the directors and executive officers of the Company named therein (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed by the Company on November 3, 2022 (File No. 001-40722)).
10.11	Form of Non-Redemption Agreement (incorporated herein by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed by the Company on November 3, 2022 (File No. 001-40722)).
10.12	Standby Equity Purchase Agreement, dated as of November 2, 2022, by and between the Company and Yorkville (incorporated herein by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed by the Company on November 3, 2022 (File No. 001-40722)).
10.13	OTC Equity Prepaid Forward Transaction, dated as of November 2, 2022, by and among the Company, African Agriculture and Vellar (incorporated herein by reference to Exhibit 10.4 filed with the Company’s Form 8-K filed by the Company on November 3, 2022 (File No. 001-40722)).
10.14	Joinder to the Letter Agreement, dated as of December 8, 2022, between the Company, the Sponsor and Michael Brown (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed by the Company on December 9, 2022 (File No. 001-40722)).
10.15*	Amended and Restated Promissory Note, dated as of November 14, 2022, issued by the Company to the Sponsor.
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

10X Capital Venture Acquisition Corp. II
Date: April 17, 2023
	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hans Thomas and David Weisburd and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Hans Thomas	Chief Executive Officer and Chairman	April 17, 2023
Hans Thomas	(Principal Executive Officer)

/s/ David Weisburd	Chief Operating Officer,	April 17, 2023
David Weisburd	Head of Origination and Director

/s/ Guhan Kandasamy	Chief Financial Officer	April 17, 2023
Guhan Kandasamy	(Principal Financial and Accounting Officer)

/s/ Christopher Jurasek	Director	April 17, 2023
Christopher Jurasek

/s/ Woodrow H. Levin	Director	April 17, 2023
Woodrow H. Levin

/s/ Michael Brown	Director	April 17, 2023
Michael Brown