Form 10-Q
period 2023-03-31
10X Capital Venture Acquisition Corp. II
filed 2023-05-22
CIK 1848898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of May 19, 2023, there were 3,774,553 Class A ordinary shares, $0.0001 par value, and 5,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. II
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

10X CAPITAL VENTURE ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$42,569	$36,675
Prepaid expenses	79,076	137,073
Total current assets	121,645	173,748
Investments held in Trust Account	47,766,049	47,264,548
Total Assets	$47,887,694	$47,438,296

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,884,214	$2,969,033
Accrued expenses	7,457,482	6,768,920
Promissory note – related party	1,162,002	600,000
Total current liabilities	11,503,698	10,337,953
Derivative liabilities	521,886	331,777
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	19,025,584	17,669,730

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,642,030 shares issued and outstanding at redemption value of approximately $10.27 and $10.16 per share as of March 31, 2023 and December 31, 2022, respectively	47,666,049	47,164,548

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 655,000 shares issued and outstanding (excluding 4,642,030 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	66	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,666,667 shares issued and outstanding as of March 31, 2023 and December 31, 2022	667	667
Additional paid-in capital	—	—
Accumulated deficit	(18,804,672)	(17,396,715)
Total shareholders’ deficit	(18,803,939)	(17,395,982)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$47,887,694	$47,438,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$1,157,848	$1,866,182
Administrative expenses - related party	60,000	60,000
Loss from operations	(1,217,848)	(1,926,182)
Change in fair value of derivative liabilities	(190,109)	—
Income from investments held in Trust Account	501,501	20,141
Net loss	$(906,456)	$(1,906,041)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	5,297,030	20,655,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.08)	$(0.07)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,666,667	6,666,667
Basic and diluted net loss per share, Class B ordinary shares	$(0.08)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	655,000	$66	6,666,667	$667	$—	$(17,396,715)	$(17,395,982)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(501,501)	(501,501)
Net loss	—	—	—	—	—	(906,456)	(906,456)
Balance - March 31, 2023 (unaudited)	655,000	$66	6,666,667	$667	$—	$(18,804,672)	$(18,803,939)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	655,000	$66	6,666,667	$667	$—	$(6,646,356)	$(6,645,623)
Net loss	—	—	—	—	—	(1,906,041)	(1,906,041)
Balance - March 31, 2022 (unaudited)	655,000	$66	6,666,667	$667	$—	$(8,552,397)	$(8,551,664)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(906,456)	$(1,906,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(501,501)	(20,141)
Change in fair value of derivative liabilities	190,109	—
Changes in operating assets and liabilities:
Prepaid expenses	57,997	24,606
Accounts payable	(84,819)	125,316
Accrued expenses	688,562	1,412,552
Net cash used in operating activities	(556,108)	(363,708)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	562,002	—
Net cash provided by financing activities	562,002	—

Net Change in Cash	5,894	(363,708)
Cash - Beginning of period	36,675	1,358,622
Cash - End of period	$42,569	$994,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

10X Capital Venture Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 10, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in the Trust Account (as defined below).

The Company’s Sponsor is 10X Capital SPAC Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 10, 2021. On August 13, 2021, the Company consummated its initial public offering (the “Initial Public Offering”) of 20,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $200.0 million, and incurring offering costs of approximately $21.7 million, of which $7.0 million was for deferred underwriting commissions (see Note 6). Each Unit is comprised of one Class A ordinary share, par value $0.0001 per share (the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”), each whole warrant entitling the holder to purchase one Public Share.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 655,000 Units (the “Private Units”) to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”), at a price of $10.00 per Private Unit, generating gross proceeds of approximately $6.6 million. Each Private Unit is comprised of one Class A ordinary share (a “private placement share”) and one-third of one redeemable warrant (each whole warrant, a “private placement warrant”), with each whole warrant entitling the holder to purchase one private placement share at an exercise price of $11.50 per share.

Following the closing of the Initial Public Offering on August 13, 2021, $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units and $12,515 overfunded by Sponsor, which was returned to the Sponsor on August 17, 2021, was placed in a Trust Account (“Trust Account”) and is being invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, up to $100,000 to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering, subject to applicable law, and (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of the Public Shares if the Company has not consummated the initial Business Combination within 21 months from the closing of the Initial Public Offering or with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account at March 31, 2023 was $10.27 per Public Share.

The Class A ordinary shares subject to possible redemption is recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the second amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (as amended on May 10, 2023, the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, the private placement shares underlying the Private Units and Public Shares in connection with the completion of a Business Combination.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The Company has until August 13, 2023, with the option to extend up to six times, by an additional month each time, upon approval by the Company’s board of directors, up until February 13, 2024 (the “Combination Period”) (see discussion below), to complete the initial Business Combination. If the Company is unable to complete the Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Founder Shares, the private placement shares underlying the Private Units, and Public Shares they hold in connection with the completion of the Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the Business Combination within the Combination Period or any extended period of time that the Company may have to consummate the Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Business Combination within the Combination Period).

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

Proposed Business Combination

On November 2, 2022, the Company entered into an Agreement and Plan of Merger (as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of January 3, 2023, and as may be further amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, 10X AA Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and African Agriculture, Inc., a Delaware corporation (“African Agriculture”).

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Concurrently with the execution of the Merger Agreement and on November 4, 2022, certain anchor investors in the Initial Public Offering (the “Initial 10X II Anchor Investors”) entered into non-redemption agreements (the “Initial Non-Redemption Agreements”) with the Company and the Sponsor.

On November 8, 2022, an additional investor of the Company (together with the Initial 10X II Anchor Investors, the “10X II Investors”) entered into a non-redemption agreement (together with the Initial Non-Redemption Agreements, the “Non-Redemption Agreements”) with the Company and the Sponsor.

Pursuant to the Non-Redemption Agreements, such 10X II Investors agreed for the benefit of the Company to (i) vote certain of the Company’s Public Shares now owned or acquired (the “Subject 10X II Equity Securities”), representing 3,705,743 Public Shares in the aggregate, in favor of the proposal to amend the Company’s organizational documents to extend the time the Company is permitted to close a Business Combination and (ii) not redeem the Subject 10X II Equity Securities in connection with such amendment to the organizational documents. In connection with these commitments from the 10X II Investors, the Sponsor has agreed to transfer to each 10X II Investor an amount of its Class B ordinary shares on or promptly after the consummation of the Business Combination.

Standby Equity Purchase Agreement

Concurrently with the execution of the Merger Agreement, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with Yorkville Advisors Global, LP (“Yorkville”), pursuant to which, subject to the consummation of the Business Combination, African Agriculture Holdings Inc., a Delaware corporation (“New African Agriculture”) has the option, but not the obligation, to issue, and Yorkville shall subscribe for, an aggregate amount of up to $100 million of New African Agriculture Common Stock at the time of New African Agriculture’s choosing during the term of the agreement, subject to certain limitations, including caps on issuance and subscriptions based on trading volumes. Each advance under the SEPA (an “Advance”) may be for an aggregate amount of New African Agriculture Common Stock purchased at 96% of the Market Price during a one-day pricing period or 97% of the Market Price during a three-day pricing period elected by New African Agriculture. The “Market Price” is defined in the SEPA as the VWAP (as defined below) during the trading day, in the case of a one day pricing period, or the lowest daily VWAP of the three consecutive trading days, in the case of a three day pricing period, commencing on the trading day on which New African Agriculture submits an Advance notice to Yorkville. “VWAP” means, for any trading day, the daily volume weighted average price of New African Agriculture Common Stock for such date on Nasdaq as reported by Bloomberg L.P. during regular trading hours or such other period in the case of a one-day trading period. The SEPA will continue for a term of three years commencing from the sixth trading day following the closing of the Business Combination (the “SEPA Effective Date”).

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

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Forward Purchase Agreement

Simultaneously with the execution of the Merger Agreement, the Company and African Agriculture entered into an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with Vellar Opportunity Fund SPV LLC - Series 8 (“Seller”), a client of Cohen & Company Financial Management, LLC (“Cohen”). Pursuant to the Forward Purchase Agreement, Seller intends, but is not obligated, to purchase through a broker in the open market (a) the Public Shares, after the date of the Company’s redemption deadline in connection with a vote to approve the Business Combination from holders of Public Shares, including those who have elected to redeem Shares (such purchased Public Shares, the “Recycled Shares”) pursuant to the redemption rights set forth in the Amended and Restated Memorandum and Articles of Association in connection with the Business Combination and (b) additional Public Shares in an issuance from the Company (such additional Public Shares, the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). The aggregate total Subject Shares will be 4,000,000, subject to automatic reduction to equal the amount of the Company’s Public Shares outstanding as of the redemption deadline and subject to increase to up to 10,000,000 upon mutual agreement of the Company and Seller (the “Maximum Number of Shares”). Seller has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Business Combination.

First Extension

On November 9, 2022, the Company’s shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association, to extend the date by which the Company must (1) consummate a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem all of the Public Shares included as part of the Units sold in the Initial Public Offering, from November 13, 2022 to May 13, 2023 (the “First Extension,” and such proposal, the “First Extension Proposal”). In connection with the Company’s solicitation of proxies in connection with the First Extension Proposal, the Company was required to permit the public shareholders to redeem their Public Shares. Of the Public Shares outstanding with redemption rights, a total of 212 of the Company’s shareholders elected to redeem an aggregate total of 15,357,970 Public Shares at a per share redemption price of $10.09. As a result of such redemptions, approximately $154.9 million was removed from the Trust Account to pay such holders, and approximately $47.8 million remained in the Trust Account as of March 31, 2023. Following the redemptions and as of March 31, 2023, the Company had 4,642,030 Public Shares, including the Public Shares underlying the Units outstanding, with redemption rights outstanding.

Second Extension

On May 2, 2023 and May 5, 2023, certain investors of the Company (the “Second Extension 10X II Investors”) entered into non-redemption agreements (the “Second Extension Non-Redemption Agreements”) with the Company and the Sponsor. Pursuant to the Second Extension Non-Redemption Agreements, the Second Extension 10X II Investors agreed for the benefit of the Company to (i) vote certain Public Shares owned or acquired (the “Second Extension Subject 10X II Equity Securities”) in favor of the Second Extension Proposal (as defined below) and (ii) not redeem the Second Extension Subject 10X II Equity Securities in connection with the Second Extension Proposal. IN exchange for these commitments from the Second Extension 10X II Investors, the Sponsor agreed to transfer to the Second Extension 10X II Investors (a) an aggregate of 189,011 Founder Shares in connection with the Second Extended Date (as defined below) and (b) to the extent the Company’s board of directors agrees to further extend the date to consummate a Business Combination to the Additional Extension Date (as defined below), an aggregate amount of up to 567,032 Founder Shares, which includes the Founder Shares referred to in clause (a), on or promptly after the consummation of the Business Combination.

On May 10, 2023, in connection with the extraordinary general meeting of shareholders, shareholders agreed to, among other things, amend the Company’s second amended and restated memorandum and articles of association to further extend the date by which the Company has to consummate a Business Combination (the “Second Extension Proposal”) from May 13, 2023 to August 13, 2023 (the “Second Extended Date”) and to allow the board of directors of the Company, without shareholder approval, to elect to further extend the date to consummate a Business Combination after the Second Extended Date up to six times, by an additional month each time, up to February 13, 2024 (the “Additional Extension Date”).

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $42,569 in cash and a working capital deficit of approximately $11.4 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $87,000 under an unsecured promissory note. The Company fully repaid the amounts borrowed under the unsecured promissory note upon closing of the Initial Public Offering on August 13, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates provided the Company with $1,162,002 in Working Capital Loans (as defined in Note 5) (of which up to $1.5 million may be converted at the lender’s option into warrants to purchase the Company’s Class A ordinary shares at an exercise price of $11.50 per share).

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 13, 2023. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete an initial Business Combination before Combination Period. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2023. The interim results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

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

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Working Capital Loan—Related Party

The Company accounts for its New Note (as defined below in Note 5) under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Under ASC 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC Topic 825, “Financial Instruments” (“ASC 825”). The primary reason for electing the fair value option is to provide better information on the financial liability amount given current market and economic conditions of the Company. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value recorded as change in the fair value of convertible note—related party on the accompanying condensed consolidated statements of operations. The fair value are classified on a combined basis with the loan in promissory note – related party in the accompanying condensed consolidated balance sheets.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are classified in accordance with ASC Topic 480, “Distinguishing Liabilities and Equity” (“ASC 480”) and ASC 815, which provides that the warrants are not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value will not be recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

The Forward Purchase Agreement (defined in Note 1) is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s condensed consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation model.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with Public Warrants are recognized net in equity. Offering costs associated with the Class A ordinary shares were charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net loss per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants, and the warrants underlying the Working Capital Units, if any since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(401,341)	$(505,115)	$(1,440,954)	$(465,087)
Denominator:
Basic and diluted weighted average shares outstanding	5,297,030	6,666,667	20,655,000	6,666,667
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.07)	$(0.07)

Income Taxes

The Company follows the guidance of accounting for income taxes under ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 on January 1, 2023. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On August 13, 2021, the Company consummated its Initial Public Offering of 20,000,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $200,000,000. Of the 20,000,000 Units sold, 19,780,000 Units were purchased by qualified institutional buyers not affiliated with the Sponsor or any member of the management team (the “Anchor Investors”).

Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 655,000 Private Units, at a price of $10.00 per Unit, for an aggregate purchase price of $6,550,000, in a private placement.

If the Company does not complete a Business Combination within the Combination Period, the Private Units will expire worthless. The Private Units, including the private placement shares and private placement warrants each underlying the Private Units are subject to the transfer restrictions. The Private Units have terms and provisions that are identical to those of the Units sold in the Initial Public Offering.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 5. RELATED PARTY TRANSACTIONS

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

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. On November 14, 2022, the Sponsor agreed to loan the Company up to $800,000 pursuant to a promissory note (as amended and restated on November 14, 2022, the “New Note”). The New Note is non-interest bearing, unsecured and due at the earlier of the consummation of the Business Combination and the day prior to the date the Company must elect to liquidate and dissolve in accordance with the provisions of the Amended and Restated Memorandum and Articles of Association. On May 17, 2023, the Sponsor agreed to loan the Company up to an additional $2,500,000 pursuant to the second amended and restated promissory note (see Note 10). As of March 31, 2023 and December 31, 2022, the Company had $1,162,002 and $600,000 outstanding under the Working Capital Loans, respectively.

Administrative Support Agreement

The Company pays an affiliate of the Sponsor $20,000 per month for office space and secretarial and administrative services. Upon the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred and paid approximately $60,000 and $60,000 of administrative support expense, respectively.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Class B ordinary shares, private placement units, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares and warrants issuable upon the exercise of the private placement units and units that may be issued upon conversion of Working Capital Loans and upon conversion of the Class B ordinary shares) are entitled to registration rights pursuant to a registration rights agreement dated August 10, 2021 requiring the Company to register such securities for resale (in the case of the Class B ordinary shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Contingent Fee Arrangements

On October 21, 2022, the Company entered into an arrangement with Canaccord Genuity LLC (“Canaccord”) to obtain financial advisory and equity capital market advisory services and to act as the Company’s placement agent in connection with raising capital with a specific target in its search for a Business Combination. Canaccord would be entitled to a capital markets advisory fee of $1.0 million. In addition, Canaccord would also be entitled to a discretionary incentive fee of $250,000. Per the arrangement, the capital markets advisory fee and discretionary incentive fee for these services is contingent upon the closing of a Business Combination and therefore are not included as liabilities on the accompanying condensed consolidated balance sheets. Under the arrangement, the Company will also reimburse Canaccord for reasonable expenses. As of March 31, 2023, no expenses have been claimed.

Pursuant to the SEPA, New African Agriculture will pay to Yorkville a commitment fee of $1.0 million, which is to be paid on the SEPA Effective Date. New African Agriculture can elect to pay the commitment fee by issuing New African Agriculture Common Stock to Yorkville in an amount equal to the commitment fee divided by the average daily VWAP for the five consecutive trading days prior to the SEPA Effective Date. Per the arrangement, the Yorkville commitment fee is contingent upon the closing of a Business Combination and therefore is not included as a liability on the accompanying condensed consolidated balance sheets.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 4,642,030 Class A ordinary shares outstanding which were subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the accompanying condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Redemption of Class A ordinary share subject to possible redemption	(154,906,130)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,070,678
Class A ordinary shares subject to possible redemption at December 31, 2022	47,164,548
Increase in redemption value of Class A ordinary shares subject to possible redemption	501,501
Class A ordinary shares subject to possible redemption at March 31, 2023	$47,666,049

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 655,000 Class A ordinary shares issued and outstanding, excluding 4,642,030 Class A ordinary shares subject to possible redemption classified outside of permanent equity on the condensed consolidated balance sheets.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 6,666,667 Class B ordinary shares issued and outstanding (see Note 5).

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with the consummation of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination in excess of the number of Class A ordinary shares or equity-linked securities issued in the Company’s Initial Public Offering, the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders and not including the Class A ordinary shares underlying the Private Units), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Working Capital Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

Holders of record of the Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

Warrants — As of March 31, 2023, there were 6,885,000 warrants (6,666,667 Public Warrants and 218,333 Private Warrants included in the Private Units) outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares or private placement shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. No warrants are currently outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein.

The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at five p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The private placement warrants underlying the Private Units, as well as any warrants underlying Working Capital Units the Company issues to the Sponsor, officers, directors, initial shareholders or their affiliates in payment of Working Capital Loans made to the Company, are identical to the Public Warrants.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value at each respective date:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Funds that invest in U.S. Treasury Securities	$47,766,049	$47,766,049	$—	$—
Liabilities
Derivative liabilities - Forward Purchase Agreement	$521,886	$—	$—	$521,886

December 31, 2022
Assets
Funds that invest in U.S. Treasury Securities	$47,264,548	$47,264,548	$—	$—
Liabilities
Derivative liabilities - Forward Purchase Agreement	$331,777	$—	$—	$331,777

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023 and 2022.

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

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2023	As of December 31, 2022
Expected redemption price	$10.36	$10.48
Stock price	$10.18	$9.89
Volatility	55.0%	65.0%
Term (years)	3.40	3.50
Risk-free rate	3.77%	4.49%
Cost of debt	16.30%	14.80%

The change in the fair value of the forward purchase agreement assets and liabilities, measured with Level 3 inputs, for three months ended March 31, 2023 is summarized as follows:

Derivative liabilities at January 1, 2022	$—
Loss on entry into Forward Purchase Agreement	295,330
Change in fair value of derivative liabilities	36,447
Derivative liabilities at December 31, 2022	331,777
Change in fair value of derivative liabilities	190,109
Derivative liabilities at March 31, 2023	$521,886

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheets date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described in Note 1 and the paragraph below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On May 17, 2023, the Sponsor agreed to loan the Company up to an additional $2,500,000 pursuant to the second amended and restated promissory note. The loan is non-interest bearing, unsecured and due at the earlier of the consummation of the Company’s Business Combination and the day prior to the date the Company must elect to liquidate and dissolve in accordance with the provisions of the Amended and Restated Memorandum and Articles of Association.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Quarterly Report”) to “we”, “us”, “our” or the “Company” are to 10X Capital Venture Acquisition Corp. II, except where the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, plans to consummate the Company’s initial business combination, statements about the business operations and prospects of African Agriculture, Inc., a Delaware corporation (“African Agriculture”), and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023 and the preliminary prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-269342) originally filed by the Company with the SEC on January 20, 2023, as amended from time to time (the “Registration Statement”) and elsewhere in our filings with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 10, 2021 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

On August 13, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 20,000,000 units, at $10.00 per unit (the “Units”), generating gross proceeds of $200 million. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-third of one redeemable warrant (such Class A ordinary shares, the “Public Shares” and such warrants, the “Public Warrants”).

Simultaneously with the closing of the Initial Public Offering, 10X Capital SPAC Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”) purchased an aggregate of 655,000 private placement units (the “Private Placement Units”), each Private Placement Unit consisting of one Class A ordinary share (a “Private Placement Share”) and one-third of one redeemable warrant (each whole warrant, a “Private Placement Warrant”), at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,550,000, in a private placement (the “Private Placement”).

Upon the closing of the Initial Public Offering on August 13, 2021, a total of $200.0 million ($10.00 per Unit), comprised of $196.0 million from the proceeds of the Initial Public Offering and $4.0 million from the proceeds of the sale of the Private Placement Units was placed in a trust account (the “Trust Account”).

As of October 1, 2021, our Public Shares and our Public Warrants began separately trading on Nasdaq.

The AA Merger Agreement

On November 2, 2022, we entered into the AA Merger Agreement with AA Merger Sub and African Agriculture. The AA Merger Agreement and the transactions contemplated thereby were approved by our board of directors (the “Board”) and the board of directors of African Agriculture.

Pursuant to the AA Merger Agreement, we will, subject to obtaining the required shareholder approvals and at least one day prior to the Effective Time (as defined in the AA Merger Agreement), change our jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware at least one day prior to the Closing (the “Domestication”). Following the Domestication, AA Merger Sub will merge with and into African Agriculture (the “Merger”), with African Agriculture surviving the Merger as our wholly owned subsidiary. In connection with the Domestication, we will change our name to “African Agriculture Holdings Inc.” (“New African Agriculture”). The Domestication, the Merger and the other transactions contemplated by the AA Merger Agreement are hereinafter referred to as the “Business Combination.”

In accordance with the terms and subject to the conditions of the AA Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of African Agriculture issued and outstanding immediately prior to the Effective Time, shall be converted into the right to receive the number of shares of duly authorized, validly issued, fully paid and nonassessable common stock of New African Agriculture (“New African Agriculture Common Stock”) equal to the quotient obtained by dividing (x) the quotient obtained by dividing (i) the sum of (1) $450,000,000 and (2) the aggregate amount of any Company Pre-Closing Financing (as defined in the AA Merger Agreement) by (ii) ten dollars ($10.00) by (y) the sum, without duplication, of the aggregate number of shares of common stock of African Agriculture that are (i) issued and outstanding immediately prior to the Effective Time, (ii) issuable upon the exercise or settlement of options or restricted stock units of African Agriculture (whether or not then vested or exercisable) that are outstanding immediately prior to the Effective Time, or (iii) issuable upon conversion of any African Agriculture convertible note issued prior to the date of the AA Merger Agreement and outstanding at the Effective Time (the “Merger Consideration”).

The AA Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by our or African Agriculture’s mutual written consent, (ii) by us, subject to certain exceptions, if any of the representations and warranties of African Agriculture are not true and correct or if African Agriculture fails to perform any of its respective covenants or agreements set forth in the AA Merger Agreement such that certain conditions to our obligations cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by African Agriculture, subject to certain exceptions, if any of the representations and warranties made by us are not true and correct or if we fail to perform any of its covenants or agreements set forth in the AA Merger Agreement such that the condition to the obligations of African Agriculture cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by either us or African Agriculture if the closing of the Merger (the “Closing”) has not occurred on or before May 13, 2023 (the “Termination Date”); provided that the Termination Date may be extended at our discretion up to August 13, 2023; provided further that such date is prior to the deadline by which we must complete our initial business combination under our organizational documents, (v) by either African Agriculture or us if the consummation of the Merger is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or other law; (vi) by either us or African Agriculture if the Extension Proposal (as defined below) is not duly approved on or before November 13, 2022, (vii) prior to obtaining the required approvals by our shareholders, by African Agriculture if our Board changes its recommendation that our shareholders approve the proposals included in the proxy statement/prospectus or fails to include such recommendation in the proxy statement/prospectus, (viii) by African Agriculture if certain required shareholders approvals are not obtained after the conclusion of a meeting of our shareholders held for the purpose of voting on such approvals, and (ix) by us if the required approvals by African Agriculture stockholders have not been obtained within ten (10) business days following the date that the Registration Statement (as defined in the AA Merger Agreement) is disseminated by African Agriculture to its stockholders.

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

On January 3, 2023, the parties to the AA Merger Agreement entered into the First Amendment, pursuant to which African Agriculture has agreed to provide all necessary assistance and cooperation in connection with a shareholder vote to amend the Amended and Restated Memorandum and Articles of Association to further extend the term of the Company, if necessary, including paying all reasonable out-of-pocket fees and expenses of African Agriculture, the Company and AA Merger Sub (including, but not limited to, fees and expenses of outside counsel and any other agents, advisors, consultants, experts and financial advisors, employed by or on behalf of African Agriculture, the Company or AA Merger Sub) related to such extension.

Acquiror Support Agreement

Concurrently with the execution of the AA Merger Agreement, we entered into the Acquiror Support Agreement (the “Acquiror Support Agreement”) with African Agriculture, and the Sponsor and our directors and officers (collectively, the “Class B Holders”), pursuant to which the Class B Holders agreed to, among other things, (i) vote at any shareholder meeting or pursuant to any action of written resolution of our shareholders all of their Class B ordinary shares, par value $0.0001 per share, held of record or thereafter acquired in favor of the Business Combination, the Domestication and the other Proposals (as defined in the AA Merger Agreement) and (ii) be bound by certain other covenants and agreements related to the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement. Additionally, for a period ending six months after the Closing (the “First Lock-up Period”), the Class B Holders will be subject to a lock-up with respect to one-third of the Lock-Up Shares (as defined in the Acquiror Support Agreement), and for a period beginning six months after the Closing and ending twelve months after the Closing (the “Second Lock-up Period”), the Class B Holders will be subject to a lock-up with respect to the remaining two-thirds of the Lock-Up Shares; provided that the lock-up shall expire upon the date on which the last reported sale price of the shares of New African Agriculture Common Stock exceeds $12.00 per share for any twenty (20) trading days within any consecutive thirty (30) trading day period during the Second Lock-up Period.

African Agriculture Support Agreements

In connection with the execution of the AA Merger Agreement, we entered into a support agreement (the “African Agriculture Support Agreements”) with African Agriculture’s majority stockholder, Global Commodities & Investments Ltd., and African Agriculture, pursuant to which Global Commodities & Investments Ltd. agreed to (i) vote at any meeting of the stockholders of African Agriculture all shares of common stock of African Agriculture held of record or thereafter acquired in favor of the Business Combination, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities prior to the Closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the African Agriculture Support Agreements.

Non-Redemption Agreement

Concurrently with the execution of the AA Merger Agreement, certain anchor investors in the Initial Public Offering (the “10X II Anchor Investors”) and certain other shareholders of 10X II entered into non redemption agreements (the “Non Redemption Agreements”) with us and the Sponsor.

Pursuant to the Non-Redemption Agreements, such 10X II Anchor Investor and certain other shareholders of 10X II agreed for our benefit to vote certain of our Public Shares now owned or thereafter acquired (the “Subject 10X II Equity Securities”), representing 3,355,743 of our Public Shares in the aggregate, in favor of the proposal to amend our organizational documents to extend the time we are permitted to close an initial business combination and not redeem the Subject 10X II Equity Securities in connection with such amendment to our organizational documents. In connection with these commitments from the 10X II Anchor Investors and certain other shareholders of 10X II, the Sponsor has agreed to transfer to each 10X II Anchor Investor and certain other shareholders of 10X II an amount of its Class B ordinary shares following the Closing of the Business Combination.

Standby Equity Purchase Agreement

Concurrently with the execution of the AA Merger Agreement, we entered into the standby equity purchase agreement (“SEPA”) with YA II PN, Ltd. (“Yorkville”), pursuant to which, subject to the consummation of the Business Combination, New African Agriculture has the option, but not the obligation, to issue, and Yorkville shall subscribe for, an aggregate amount of up to $100 million of New African Agriculture Common Stock at the time of New African Agriculture’s choosing during the term of the agreement, subject to certain limitations, including caps on issuance and subscriptions based on trading volumes. Each advance under the SEPA (an “Advance”) may be for an aggregate amount of New African Agriculture Common Stock purchased at 96% of the Market Price during a one-day pricing period or 97% of the Market Price during a three-day pricing period elected by New African Agriculture. The “Market Price” is defined in the SEPA as the VWAP (as defined below) during the trading day, in the case of a one day pricing period, or the lowest daily VWAP of the three consecutive trading days, in the case of a three day pricing period, commencing on the trading day on which New African Agriculture submits an Advance notice to Yorkville. “VWAP” means, for any trading day, the daily volume weighted average price of New African Agriculture Common Stock for such date on Nasdaq as reported by Bloomberg L.P. during regular trading hours or such other period in the case of a one-day trading period. The SEPA will continue for a term of three years commencing from the sixth trading day following the closing of the Business Combination (the “SEPA Effective Date”).

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

Forward Purchase Agreement

Simultaneously with the execution of the AA Merger Agreement, we and African Agriculture entered into an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with Vellar Opportunity Fund SPV LLC — Series 8 (“ Vellar ” ), a client of Cohen & Company Financial Management, LLC (“ Cohen” ). Pursuant to the Forward Purchase Agreement, Vellar may, but is not obligated, to purchase through a broker in the open market (a) our Class A ordinary shares, par value $0.0001 per share, after the date of our redemption deadline from holders of such shares, including those who have elected to redeem such shares (such purchased shares, the “Recycled Shares”), pursuant to the redemption rights set forth in our Amended and Restated Memorandum and Articles of Association, in connection with the Business Combination and (b) additional shares in an issuance from us (such additional shares, the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). The aggregate total Subject Shares will be 4,000,000, subject to automatic reduction to equal the amount of our ordinary shares outstanding as of the redemption deadline and subject to increase to up to 10,000,000 upon mutual agreement of us and Vellar (the “Maximum Number of Shares”). Vellar has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Business Combination.

Prior to maturity, Vellar may also purchase through a broker in the open market additional Class A ordinary shares, subject to adjustment, which such shares shall be incremental to the Maximum Number of Shares and shall not be included in the Maximum Number of Shares under the Forward Purchase Agreement.

The Forward Purchase Agreement provides that following the closing of the Business Combination, we will pay to Vellar, out of funds held in our Trust Account, an amount (the “Prepayment Amount”) equal to (x) the pre-share redemption price (the “Initial Price”) multiplied by (y) the number of Recycled Shares on the date of such prepayment. At our option, up to 10% of such Prepayment Amount may be paid to us and netted from the Prepayment Amount (the “Prepayment Shortfall”).

From time to time following the closing of the Forward Purchase Agreement, Vellar, in its discretion,

●	may declare an early termination (an “Optional Early Termination”) of the Forward Purchase Agreement with regard to all or a portion of the Subject Shares (such shares “Terminated Shares”) and remit to us an amount equal to the number of Terminated Shares multiplied by a price (the “Reset Price”) that adjusts on the first scheduled trading day of each month to be the lowest of (a) the then-current Reset Price, (b) the per share redemption price and (c) the VWAP for the last ten trading days of the prior month, but in no case less than $6.00; and

●	may sell the Subject Shares, at any time and at any sales price, and, by notice to us, apply the proceeds of such sales to offset the Prepayment Shortfall, until such time as the Prepayment Shortfall has been fully repaid;

provided, that Vellar may not declare an Optional Early Termination in respect of any Subject Shares sold to repay the Prepayment Shortfall.

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

We have agreed to file, upon the request of Vellar, a registration statement with the SEC registering the resale of the Subject Shares and the Share Consideration (as defined in the Forward Purchase Agreement) under the Securities Act, within thirty (30) days following such request. Entities and funds managed by Cohen own equity interests in the Sponsor.

The Forward Purchase Agreement contains additional representations, warranties, indemnities, agreements and termination rights of the parties thereto.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands Companies Law to provide for claims of creditors and the requirements of other applicable law.

For more information about the AA Merger Agreement and the proposed Business Combination, see the Registration Statement. Unless specifically stated, this Quarterly Report does not give effect to the proposed Business Combination and does not contain the risks associated with the proposed Business Combination. Such risks and effects relating to the proposed Business Combination are included in the Registration Statement.

We cannot assure you that our plans to complete our initial business combination will be successful.

First Extension

On November 9, 2022, we held an extraordinary general meeting at which our shareholders approved, by special resolution, the First Extension Proposal. On November 9, 2022, we filed the special resolution and the Amended and Restated Memorandum and Articles of Association with the Cayman Islands Registrar of Companies.

In connection with our solicitation of proxies in connection with the First Extension Proposal, we were required to permit our public shareholders to redeem their Public Shares. Of the Public Shares outstanding with redemption rights, a total of 212 of our shareholders elected to redeem an aggregate total of 15,357,970 public shares at a per share redemption price of $10.09. As a result of such redemptions, approximately $154.9 million was removed from the Trust Account to pay such holders, and approximately $47.8 million remained in the Trust Account as of March 31, 2023. Following the redemptions and as of March 31, 2023, we had a total of 4,642,030 Public Shares, including the Public Shares underlying the Units outstanding, with redemption rights outstanding.

See the Definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on October 19, 2022 and the Current Report on Form 8-K filed by the Company with the SEC on November 9, 2022 for additional information.

Recent Developments

Second Extension

On May 2, 2023 and May 5, 2023, certain investors of the Company (the “Second Extension 10X II Investors”) entered into non-redemption agreements (the “Second Extension Non-Redemption Agreements”) with the Company and the Sponsor. Pursuant to the Second Extension Non-Redemption Agreements, the Second Extension 10X II Investors agreed for the benefit of the Company to (i) vote certain Public Shares owned or acquired (the “Second Extension Subject 10X II Equity Securities”) in favor of the Second Extension Proposal (as defined below) and (ii) not redeem the Second Extension Subject 10X II Equity Securities in connection with the Second Extension Proposal. IN exchange for these commitments from the Second Extension 10X II Investors, the Sponsor agreed to transfer to the Second Extension 10X II Investors (a) an aggregate of 189,011 Founder Shares in connection with the Second Extended Date (as defined below) and (b) to the extent the Company’s board of directors agrees to further extend the date to consummate a Business Combination to the Additional Extension Date (as defined below), an aggregate amount of up to 567,032 Founder Shares, which includes the Founder Shares referred to in clause (a), on or promptly after the consummation of the Business Combination.

On May 10, 2023, we held an extraordinary general meeting at which our shareholders voted to, among other things, approve an amendment to our Amended and Restated Memorandum and Articles of Association to further extend the date by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Initial Public Offering, from May 13, 2023 to August 13, 2023 (the “Second Extended Date”), with optional additional extensions of up to six times by an additional month each time, at the option of our Board, until February 13, 2024 (the “Additional Extension Date” and such proposal, the “Second Extension Proposal”).

Liquidity and Going Concern

As of March 31, 2023, we had $42,569 held outside of the Trust Account and a working capital deficit of approximately $11.4 million.

Our liquidity needs up to March 31, 2023 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares to cover certain offering costs, the loan under an unsecured promissory note from the Sponsor of $87,369 prior to our Initial Public Offering (the “Pre-IPO Promissory Note”), and the loan under an unsecured promissory note from the Sponsor of $800,000. The Pre-IPO Promissory Note was fully repaid upon the closing of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, provide us additional Working Capital Loans. As of March 31, 2023, there was $1,162,002 outstanding under the Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Termination Date, as may be extended as our shareholders may approve in accordance with our Amended and Restated Memorandum and Articles of Association. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We intend to complete an initial business combination before the Termination Date, as may be extended as our shareholders may approve in accordance with our Amended and Restated Memorandum and Articles of Association. Over this time period, we intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination and we intend to use the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination.

Results of Operations

Our entire activity since inception up to March 31, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination and expenses related to consummating an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended March 31, 2023, we incurred a net loss of approximately $0.9 million, which consisted of approximately $1.2 million in general and administrative expense and approximately 0.2 million in change in fair value of derivative liabilities and $60,000 in administrative expenses-related party, partially offset by approximately 0.5 million in income from investments held in the Trust Account.

For the three months ended March 31, 2022, we incurred a net loss of approximately $1.9 million, which consisted of approximately $1.9 million in general and administrative expense and $60,000 in administrative expenses-related party, partly offset by $20,141 in income from investments held in Trust Account.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 or December 31, 2022.

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

Underwriting Agreement

We granted the underwriters a 45-day option from August 10, 2021 to purchase up to 3,000,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On September 25, 2021, the over-allotment option expired.

The underwriters were entitled to an underwriting discount of $4.0 million, paid upon the closing of the Initial Public Offering. In addition, $7.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to possible redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheet.

Under ASC 480, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 20,000,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Forward Purchase Agreement

The Forward Purchase Agreement is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation model, which was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Any changes in these assumptions can change the valuation significantly.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 17, 2023 and the preliminary prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-269342) originally filed by the Company with the SEC on January 20, 2023, as amended from time to time (the “Registration Statement”). Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

None.

Use of Proceeds

On August 13, 2021, we consummated our Initial Public Offering of 20,000,000 Units, at an offering price to the public of $10.00 per Unit, for an aggregate offering price of $200,000,000, with each Unit consisting of one Class A ordinary share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Only whole Public Warrants may be exercised and traded. No fractional Public Warrants will be issued upon separation of the Units. Cantor Fitzgerald & Co. acted as the sole booking running manager for the Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-253867), which was declared effective by the SEC on August 10, 2021.

Net proceeds of $200,000,000, comprised of $196,000,000 of the proceeds from the Public Offering (which amount includes $7,000,000 of the underwriter’s deferred discount) and $4,000,000 of the proceeds of the sale of the Private Placement Units, were deposited into the Trust Account. We paid a total of $4,000,000 in underwriting discounts and commissions and $680,429 for other offering costs related to the Public Offering. In addition, the underwriter agreed to defer $7,000,000 in underwriting discounts and commissions. No payments were made by us to directors, officers or persons owning ten percent or more of our Class A ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus related to the Public Offering, dated August 10, 2021, which was filed with the SEC on August 12, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 17, 2023, we amended and restated the New Note to increase the aggregate principal amount of the New Note up to $2,500,000 (the “Amended New Note”). Any loans made by Sponsor are, and will be, evidenced by the Amended New Note. We expect to use the proceeds of the working capital loans to fund working capital deficiencies and to finance transaction costs in connection with an initial business combination.

The Amended New Note is an unsecured obligation of the Company and is payable from our assets other than the Trust Account. The Amended New Note provides that the holder waives recourse to the Trust Account.

The Amended New Note bears no interest and is repayable in full upon the earlier of the consummation of our initial business combination and the day prior to the date we elect to liquidate and dissolve in accordance with the provisions of our Amended and Restated Memorandum and Articles of Association (such earlier date, the “Maturity Date”).

The holder of the Amended New Note has the option to convert up to $1,500,000 of the principal outstanding under the Amended New Note into private placement-equivalent units, at a price of $10.00 per unit, at any time on or prior to the Maturity Date.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1*	Second Amended and Restated Memorandum and Articles of Association, as amended on May 10, 2023.
10.1*	Second Amended and Restated Promissory Note, dated May 17, 2023, issued by the Company to the Sponsor.
10.2	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40722), filed with the SEC on May 3, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10X CAPITAL VENTURE ACQUISITION CORP. II

Date: May 22, 2023	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)