Form 10-Q
period 2023-06-30
10X Capital Venture Acquisition Corp. II
filed 2023-08-21
CIK 1848898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 18, 2023, there were 3,774,553 Class A ordinary shares, $0.0001 par value, and 5,666,667 Class B ordinary shares, $0.0001 par value, issued and outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. II
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

10X CAPITAL VENTURE ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$12,449	$36,675
Prepaid expenses	91,228	137,073
Total current assets	103,677	173,748
Investments held in Trust Account	22,181,952	47,264,548
Total Assets	$22,285,629	$47,438,296

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,971,910	$2,969,033
Accrued expenses	8,073,918	6,768,920
Promissory note - related party	1,517,652	600,000
Non redemptions agreement liabilities	64,264	—
Total current liabilities	12,627,744	10,337,953
Forward purchase options liabilities	177,000	331,777
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	19,804,744	17,669,730

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,119,553 and 4,642,030 shares issued and outstanding at redemption value of approximately $10.42 and $10.16 per share as of June 30, 2023 and December 31, 2022, respectively	22,081,952	47,164,548

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,655,000 and 655,000 shares issued and outstanding (excluding 2,119,553 and 4,642,030 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	166	66
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,666,667 and 6,666,667 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	567	667
Additional paid-in capital	—	—
Accumulated deficit	(19,601,800)	(17,396,715)
Total shareholders’ deficit	(19,601,067)	(17,395,982)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$22,285,629	$47,438,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$1,017,750	$3,948,741	$2,175,598	$5,814,923
Administrative expenses - related party	60,000	60,000	120,000	120,000
Loss from operations	(1,077,750)	(4,008,741)	(2,295,598)	(5,934,923)
Change in fair value of forward purchase options liabilities	344,886	—	154,777	—
Change in fair value of non redemption agreements liabilities	22,681	—	22,681	—
Loss in connection with non redemption agreements	(130,418)	—	(130,418)	—
Income from investments held in Trust Account	439,819	270,074	941,320	290,215
Net loss	$(400,782)	$(3,738,667)	$(1,307,238)	$(5,644,708)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	4,388,829	20,655,000	4,840,421	20,655,000
Basic and diluted net loss per share, Class A ordinary shares	$(0.04)	$(0.14)	$(0.12)	$(0.21)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,161,172	6,666,667	6,412,523	6,666,667
Basic and diluted net loss per share, Class B ordinary shares	$(0.04)	$(0.14)	$(0.12)	$(0.21)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2023

	Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	655,000	$66	6,666,667	$667	$—	$(17,396,715)	$(17,395,982)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(501,501)	(501,501)
Net loss	—	—	—	—	—	(906,456)	(906,456)
Balance - March 31, 2023 (Unaudited)	655,000	$66	6,666,667	$667	$—	(18,804,672)	(18,803,939)
Shareholder non-redemption agreement	—	—	—	—	43,473	—	43,473
Conversion of Class B ordinary shares to Class A ordinary shares	1,000,000	100	(1,000,000)	(100)	—	—	—
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(43,473)	(396,346)	(439,819)
Net loss	—	—	—	—	—	(400,782)	(400,782)
Balance - June 30, 2023 (Unaudited)	1,655,000	$166	5,666,667	$567	$—	$(19,601,800)	$(19,601,067)

For the Three and Six Months Ended June 30, 2022

	Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	655,000	$66	6,666,667	$667	$—	$(6,646,356)	$(6,645,623)
Net loss	—	—	—	—	—	(1,906,041)	(1,906,041)
Balance - March 31, 2022 (Unaudited)	655,000	66	6,666,667	667	—	(8,552,397)	(8,551,664)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(195,699)	(195,699)
Net loss	—	—	—	—	—	(3,738,667)	(3,738,667)
Balance - June 30, 2022 (Unaudited)	655,000	$66	6,666,667	$667	$—	$(12,486,763)	$(12,486,030)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net loss	$(1,307,238)	$(5,644,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(941,320)	(290,215)
Change in fair value of forward purchase options liabilities	(154,777)	—
Change in fair value of non redemption agreements liabilities	(22,681)	—
Loss in connection with non redemption agreements	130,418	—
Changes in operating assets and liabilities:
Prepaid expenses	45,845	87,618
Accounts payable	2,877	1,873,555
Accrued expenses	1,304,998	3,234,413
Net cash used in operating activities	(941,878)	(739,337)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming shareholders	26,023,916	—
Net cash provided by investing activities	26,023,916	—

Cash Flows from Financing Activities:
Payment to redeeming shareholders	(26,023,916)	—
Proceeds from promissory note - related party	917,652	—
Net cash used in financing activities	(25,106,264)	—

Net Change in Cash	(24,226)	(739,337)
Cash - Beginning of period	36,675	1,358,622
Cash - End of period	$12,449	$619,285

Supplemental disclosure of noncash investing and financing activities:
Conversion of Class B ordinary shares to Class A ordinary shares	$100	$—
Shareholder non redemption agreement	$43,473	$—
Subsequent accretion of Class A ordinary shares subject to possible redemption to redemption amount as of June 30, 2023	$941,320	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 10, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of investment income from the proceeds held in the Trust Account (as defined below).

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

JUNE 30, 2023

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

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account at June 30, 2023 was $10.42 per Public Share.

The Class A ordinary shares subject to possible redemption is recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) In such case, the Company will proceed with a Business Combination if the Company seeks shareholder approval, and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the second amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (as amended on May 10, 2023, the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares, the private placement shares underlying the Private Units and Public Shares in connection with the completion of a Business Combination. The Sponsor will not have any redemption rights in connection with the Converted Shares (as defined below), and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by the Sponsor in connection with the Initial Public Offering.

The Company has until September 13, 2023 with the option to extend up to five times, by an additional month each time, upon approval by the Company’s board of directors, up until February 13, 2024 (the “Combination Period”) (see discussion below), to complete the Business Combination. On August 8, 2023, the Board approved the extension of the date by which the Company is required to complete an initial business combination until September 13, 2023 (the “Optional Extension”). If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Founder Shares, the private placement shares underlying the Private Units, and Public Shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period or any extended period of time that the Company may have to consummate the Business Combination as a result of an amendment to the Amended and Restated Memorandum and Articles of Association (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Business Combination within the Combination Period). The Sponsor will not have any redemption rights in connection with the Converted Shares (as defined below), and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by the Sponsor in connection with the Initial Public Offering.

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

Proposed Business Combination

On November 2, 2022, the Company entered into an Agreement and Plan of Merger (as amended by that certain First Amendment to Agreement and Plan of Merger, dated as of January 3, 2023, and as may be further amended, supplemented or otherwise modified from time to time, the “AA Merger Agreement”), by and among the Company, 10X AA Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and African Agriculture, Inc., a Delaware corporation (“African Agriculture”). The AA Merger Agreement and the transactions contemplated thereby were approved by the Company’s board of directors (the “Board”) and the board of directors of African Agriculture.

Pursuant to the AA Merger Agreement, the Company will, subject to obtaining the required shareholder approvals and at least one day prior to the Effective Time (as defined in the AA Merger Agreement), change the Company’s jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware at least one day prior to the Closing (the “Domestication”). Following the Domestication, AA Merger Sub will merge with and into African Agriculture (the “Merger”), with African Agriculture surviving the Merger as the Company’s wholly-owned subsidiary. In connection with the Domestication, the Company will change their name to “African Agriculture Holdings Inc.” (“New African Agriculture”). The Domestication, the Merger and the other transactions contemplated by the AA Merger Agreement are hereinafter referred to as the “Business Combination.”

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

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The AA Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by the Company’s or African Agriculture’s mutual written consent, (ii) by us, subject to certain exceptions, if any of the representations and warranties of African Agriculture are not true and correct or if African Agriculture fails to perform any of its respective covenants or agreements set forth in the AA Merger Agreement such that certain conditions to the Company’s obligations cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by African Agriculture, subject to certain exceptions, if any of the representations and warranties made by the Company are not true and correct or if the Company fails to perform any of its covenants or agreements set forth in the AA Merger Agreement such that the condition to the obligations of African Agriculture cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by either the Company or African Agriculture if the closing of the Merger (the “Closing”) has not occurred on or before September 13, 2023 (the “Termination Date”); provided that the Termination Date may be extended at the Company’s discretion up to February 13, 2024 provided further that such date is prior to the deadline by which the Company must complete the Company’s initial business combination under the Company’s organizational documents, (v) by either African Agriculture or the Company if the consummation of the Merger is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or other law; (vi) by either the Company or African Agriculture if the Extension Proposal (as defined below) is not duly approved on or before November 13, 2022, (vii) prior to obtaining the required approvals by the Company’s shareholders, by African Agriculture if the Company’s Board changes its recommendation that the Company’s shareholders approve the proposals included in the proxy statement/prospectus or fails to include such recommendation in the proxy statement/prospectus, (viii) by African Agriculture if certain required shareholders approvals are not obtained after the conclusion of a meeting of the Company’s shareholders held for the purpose of voting on such approvals, and (ix) by the Company if the required approvals by African Agriculture stockholders have not been obtained within ten (10) business days following the date that the Registration Statement (as defined in the AA Merger Agreement) is disseminated by African Agriculture to its stockholders.

African Agriculture will be obligated to pay the Company a termination fee equal to 2.0% of the aggregate Merger Consideration if the AA Merger Agreement is terminated pursuant to clauses (ii) or (iv) of the preceding paragraph; provided that in the case of a termination under clause (iv) above, African Agriculture will only be required to pay the termination fee if the transactions contemplated by the AA Merger Agreement were not consummated prior to the Termination Date primarily due to failure of African Agriculture to provide information required to obtain SEC clearance of the Registration Statement (as defined in the AA Merger Agreement). The Company will be obligated to pay African Agriculture a termination fee equal to 2.0% of the Merger Consideration if the AA Merger Agreement is terminated pursuant to clause (iii) of the preceding paragraph.

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

Acquiror Support Agreement

Concurrently with the execution of the AA Merger Agreement, the Company entered into the Acquiror Support Agreement (the “Acquiror Support Agreement”) with African Agriculture, and the sponsor and the Company’s directors and officers (collectively, the “Class B Holders”), pursuant to which the Class B Holders agreed to, among other things, (i) vote at any shareholder meeting or pursuant to any action of written resolution of the Company’s shareholders all of their Class B ordinary shares, par value $0.001 per share, held of record or thereafter acquired in favor of the Business Combination, the Domestication and the other Proposals (as defined in the AA Merger Agreement) and (ii) be bound by certain other covenants and agreements related to the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement. Additionally, for a period ending six months after the Closing (the “First Lock-up Period”), the Class B Holders will be subject to a lock-up with respect to one-third of the Lock-Up Shares (as defined in the Acquiror Support Agreement), and for a period beginning six months after the Closing and ending twelve months after the Closing (the “Second Lock-up Period”), the Class B Holders will be subject to a lock-up with respect to the remaining two-thirds of the Lock-Up Shares; provided that the lock-up shall expire upon the date on which the last reported sale price of the shares of New African Agriculture Common Stock exceeds $12.00 per share for any twenty (20) trading days within any consecutive thirty (30) trading day period during the Second Lock-up Period.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

African Agriculture Support Agreements

In connection with the execution of the AA Merger Agreement, the Company entered into a support agreement (the “African Agriculture Support Agreements”) with African Agriculture’s majority stockholder, Global Commodities & Investments Ltd., and African Agriculture pursuant to which Global Commodities & Investments Ltd. agreed to (i) vote at any meeting of the stockholders of African Agriculture all shares of common stock of African Agriculture held of record or thereafter acquired in favor of the Business Combination, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities prior to the Closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the African Agriculture Support Agreements.

Standby Equity Purchase Agreement

Concurrently with the execution of the AA Merger Agreement, the Company entered into the Standby Equity Purchase Agreement (“SEPA”) with Yorkville Advisors Global, LP (“Yorkville”), pursuant to which, subject to the consummation of the Business Combination, African Agriculture Holdings, Inc., a Delaware corporation (“New African Agriculture”) has the option, but not the obligation, to issue, and Yorkville shall subscribe for, an aggregate amount of up to $100 million of New African Agriculture Common Stock at the time of New African Agriculture’s choosing during the term of the agreement, subject to certain limitations, including caps on issuance and subscriptions based on trading volumes. Each advance under the SEPA (an “Advance”) may be for an aggregate amount of New African Agriculture Common Stock purchased at 96% of the Market Price during a one-day pricing period or 97% of the Market Price during a three-day pricing period elected by New African Agriculture. The “Market Price” is defined in the SEPA as the VWAP (as defined below) during the trading day, in the case of a one day pricing period, or the lowest daily VWAP of the three consecutive trading days, in the case of a three day pricing period, commencing on the trading day on which New African Agriculture submits an Advance notice to Yorkville. “VWAP” means, for any trading day, the daily volume weighted average price of New African Agriculture Common Stock for such date on Nasdaq as reported by Bloomberg L.P. during regular trading hours or such other period in the case of a one-day trading period. The SEPA will continue for a term of three years commencing from the sixth trading day following the closing of the Business Combination (the “SEPA Effective Date”).

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

Forward Purchase Agreement

Simultaneously with the execution of the AA Merger Agreement, the Company and African Agriculture entered into an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with Vellar Opportunity Fund SPV LLC — Series 8 (“Vellar”), a client of Cohen & Company Financial Management, LLC (“Cohen”). Pursuant to the Forward Purchase Agreement, Vellar intends, but is not obligated, to purchase through a broker in the open market (a) the Company’s Class A ordinary shares, par value $0.0001 per share, including from public shareholders who elect to redeem their shares (such purchased shares, the “Recycled Shares”) in connection with the extraordinary general meeting to vote to approve the Business Combination. Vellar may also purchase additional Shares in an issuance from the Company (such shares, the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). Pursuant to the Forward Purchase Agreement, Vellar may purchase up to 4,000,000 shares, subject to automatic reduction to equal the amount of the Company’s ordinary shares outstanding as of the redemption deadline and subject to increase to up to 10,000,000 shares upon mutual agreement of the Company and Vellar (the “Maximum Number of Shares”). Vellar has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Business Combination.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The Forward Purchase Agreement provides that on the earlier of (i) one business day after the closing of the Business Combination and (ii) the date any assets from the Trust Account are disbursed in connection with the Business Combination (the “Prepayment Date”), the Company will pay to Vellar, out of funds held in its trust account, an amount (the “Prepayment Amount”) equal to (x) the price per-share paid to public shareholders who elect to redeem their shares in connection with the extraordinary general meeting (the “Initial Price”) multiplied by (y) the number of Recycled Shares on the Prepayment Date. On the Prepayment Date, the Company shall also pay to Vellar, out of funds held in its trust account, an amount equal to the product of (x) the greater of (a) 5% of the Maximum Number of Shares and (b) 200,000 and (y) the Initial Price (the “Share Consideration”), and Vellar shall use such Share Consideration to purchase shares of New African Agriculture (the “Share Consideration Shares”). The Company shall also reimburse Vellar up to $0.05 per Share for expenses actually incurred in connection with Vellar’s acquisition of the shares.

No later than two days prior to the Prepayment Date, the Company may request that Vellar provide it an amount in cash of up to 10% of the product of (a) all shares purchased by Vellar pursuant to the Forward Purchase Agreement and (b) the Initial Price (the “Prepayment Shortfall”) and Vellar shall pay the Prepayment Shortfall either (i) on the Prepayment Date, in which case such amount shall be deducted from the Prepayment Amount, or (ii) if Vellar submits a request to register the resale of the shares it holds prior to the Prepayment Date, one business day following the effective date of the resale registration statement. If the Company elects to receive the Prepayment Shortfall the Share Consideration shall be increased to the product of (x) the greater of (a) 10% of the Maximum Number of Shares and (b) 400,000 and (y) the Initial Price.

From time to time following the Closing but prior to the Maturity Date (as defined below), Vellar, in its discretion,

●	may declare an early termination (an “Optional Early Termination”) of the Forward Purchase Agreement with regard to all or a portion of the Subject Shares (such shares “Terminated Shares”) and remit to New African Agriculture an amount equal to the number of Terminated Shares multiplied by a price (the “Reset Price”) that adjusts on the first scheduled trading day of each month to be the lowest of (a) the then-current Reset Price, (b) $10.00 and (c) the VWAP for the last ten trading days of the prior month, but in no case less than $6.00; and

●	may sell the Subject Shares, at any time and at any sales price, and, by notice to us, apply the proceeds of such sales to offset the Prepayment Shortfall, until such time as the Prepayment Shortfall has been fully repaid, to the extent the Company elects to receive the Prepayment Shortfall;

provided, that Vellar may not declare an Optional Early Termination in respect of any Subject Shares sold to repay the Prepayment Shortfall. In addition, Vellar would not declare an Optional Early Termination in respect of Share Consideration Shares, nor would it make payments to New African Agriculture in respect of any Share Consideration Shares it subsequently sells.

To the extent New African Agriculture, following the closing of the Business Combination, sells, enters into any agreement to sell or grants any right to reprice, or otherwise dispose of or issues any shares or any securities of New African Agriculture or any of its subsidiaries which would entitle the holder thereof to acquire at any time shares at an effective price per share less than the then existing Reset Price then the Reset Price shall be modified to equal such reduced price.

The Forward Purchase Agreement matures on the earlier to occur of (a) three years after the closing of the Business Combination Agreement and (b) the date specified by Vellar in a written notice delivered at Vellar’s discretion if either (i) the VWAP of the shares during 20 out of 30 consecutive trading days is less than $3.00 per share, (ii) we fail to register the Backstop Shares as required by the Backstop Agreement, or (iii) the shares cease to be listed on a national securities exchange (such date, the “Maturity Date”). Upon the occurrence of the Maturity Date, the Company is obligated to pay to Vellar an amount equal to the product of (a) (x) the Maximum Number of Shares, less (y) the number of Terminated Shares, multiplied by (b) $2.00 (the “Maturity Consideration”) payable either in cash or in shares at the option of New African Agriculture. On the Maturity Date, Vellar shall return to New African Agriculture a number of shares of New African Agriculture Common Stock equal to the number of Recycled Shares less the number of Terminated Shares. In the event that the Maturity Shares are not (i) (a) registered for resale under an effective registration statement or (b) eligible to be transferred by Vellar without any restrictions and (ii) bear a restrictive legend (collectively, the “Share Conditions”), Vellar would be entitled to receive such number of shares equal to 225% of the Maturity Shares (the “Penalty Shares”); provided that if the Share Conditions are satisfied within 120 days of the Maturity Date, Vellar shall return to us the number of Penalty Shares that are valued in excess of the Maturity Consideration based on the 10-day VWAP ending on such date that the Maturity Shares satisfied the Share Conditions. At Vellar’s option, we will pay the Maturity Consideration on a net basis such that Vellar retains a number of shares due to us upon the Maturity Date equal to the number of Maturity Shares payable to Vellar, only to the extent the number of shares due to us is at least equal to the number of Maturity Shares payable to Vellar, with any remaining Maturity Consideration to be paid in newly issued shares. The Maturity Date may be accelerated upon occurrences described in the Forward Purchase Agreement.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

A break-up fee equal to $500,000 shall be payable, jointly and severally, by the Company and African Agriculture to Vellar in the event the Forward Purchase Agreement is terminated by either the Company or African Agriculture, subject to certain exceptions. the Company and African Agriculture may terminate the Forward Purchase Agreement, without penalty, if the number of shares tendered by public shareholders for redemption in connection with the shareholder vote to approve the Business Combination represent less than 75% of the total outstanding Class A ordinary shares subject to redemption.

The Company has agreed to file, upon the request of Vellar, a registration statement with the SEC registering the resale of the Subject Shares and the Share Consideration Shares under the Securities Act, within 30 days following such request. The Forward Purchase Agreement contains additional representations, warranties, indemnities, agreements and termination rights of the parties thereto.

If the Company has not completed the initial business combination within such time period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case, to the Company’s obligations under Cayman Islands Companies Law to provide for claims of creditors and the requirements of other applicable law.

Extensions

Concurrently with the execution of the AA Merger Agreement, certain Initial Public Offering anchor investors of the Company (the “Initial 10X II Anchor Investors”) entered into non-redemption agreements (the “Initial Non-Redemption Agreements”) with the Company and the Sponsor.

On November 4, 2022, additional IPO anchor investors of 10X II (the “Additional 10X II Anchor Investors” and together with the Initial 10X II Anchor Investors, the “10X II Anchor Investors”) entered into non-redemption agreements (collectively, the “Additional Non-Redemption Agreements” and together with the Initial Non-Redemption Agreements, the “Non-Redemption Agreements”) with the Company and the Sponsor.

Pursuant to the Non-Redemption Agreements, such 10X II Anchor Investors agreed for the benefit of the Company to (i) vote certain Public Shares now owned or hereafter acquired (the “Subject 10X II Equity Securities”), representing 3,355,743 Public Shares in the aggregate, in favor of the proposal to amend the Company’s organizational documents to extend the time the Company is permitted to close a Business Combination and (ii) not redeem the Subject 10X II Equity Securities in connection with such proposal. In connection with these commitments from the 10X II Anchor Investors, the Sponsor has agreed to transfer to each 10X II Anchor Investor an amount of its Founder Shares following the Closing of the Merger.

On November 9, 2022, the Company’s shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association, to extend the date by which the Company must (1) consummate a Business Combination, (2) cease its operations except for the purpose of winding up if it fails to complete such Business Combination, and (3) redeem all of the Public Shares included as part of the Units sold in the Initial Public Offering, from November 13, 2022 to May 13, 2023 (the “First Extension,” and such proposal, the “First Extension Proposal”). In connection with the Company’s solicitation of proxies in connection with the Extension Proposal, the Company was required to permit the public shareholders to redeem their Public Shares. Of the Public Shares outstanding with redemption rights, a total of 212 of the Company’s shareholders elected to redeem an aggregate total of 15,357,970 Public Shares at a per share redemption price of $10.09. As a result of such redemptions, approximately $154.9 million was removed from the Trust Account to pay such holders.

On May 2, 2023, and May 5, 2023, certain investors of the Company (the “Second Extension 10X II Investors”) entered into non-redemption agreements (the “Second Extension Non-Redemption Agreements”) with the Company and the Sponsor. Pursuant to the Second Extension Non-Redemption Agreements, the Second Extension 10X II Investors agreed for the benefit of the Company to (i) vote certain Public Shares owned or acquired (the “Second Extension Subject 10X II Equity Securities”) in favor of the Second Extension Proposal (as defined below) and (ii) not redeem the Second Extension Subject 10X II Equity Securities in connection with the Second Extension Proposal. In exchange for these commitments from the Second Extension 10X II Investors, the Sponsor agreed to transfer to the Second Extension 10X II Investors (a) an aggregate of 189,011 Founder Shares (as defined in Note 5) in connection with the Second Extended Date (as defined below) and (b) to the extent the Company’s board of directors agrees to further extend the date to consummate a Business Combination to the Additional Extension Date (as defined below), an aggregate amount of up to 567,032 Founder Shares, which includes the Founder Shares referred to in clause (a), on or promptly after the consummation of the Business Combination.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The Company estimated the fair value of the investor interests attributable to the Founder Shares to be $103,231 or $0.13 per share as of November 4, 2022 and $130,418 or $0.23 per share as of May 5, 2023. The fair value for November 4, 2022 was determined using a discount for the probability of liquidation approach with a discount of 1.3% for the probability of liquidation and the value per shares as of the valuation date of $9.91. The fair value for May 5, 2023 was determined using a discount for the probability of liquidation approach with a discount of 2.2% for the probability of liquidation and the value per shares as of the valuation date of $10.25. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in such Founder Shares. The indirect economic interests were evaluated under ASC 480 and ASC 815. The value of the shares in the Initial Extension, and the shares eligible to be earned in the Additional Extension will be treated as an expense. The shares that have been earned in connection with the approval of the Second Extension Proposal with a fixed-for-fixed value will be credited to additional paid-in-capital. The remaining shares affiliated with any monthly extensions up to the Additional Extension Date will be treated as a derivative liability as a result of the variability in the value of shares due to the amount of shares held by the Investor (3.5% of the number of non-redeemed Class A ordinary shares). As the shares affiliated with any monthly extensions up to the Additional Extension Date become determinable and therefore fixed-for-fixed, the value of those shares will be transferred from a liability to equity. Any changes in the fair value of the shares will be recognized as an expense in the period of remeasurement.

On May 10, 2023, in connection with the extraordinary general meeting of shareholders, shareholders agreed to, among other things, amend the Company’s second amended and restated memorandum and articles of association to further extend the date by which the Company has to consummate a Business Combination (the “Second Extension Proposal”) from May 13, 2023 to August 13, 2023 (the “Second Extended Date”) and to allow the board of directors of the Company, without shareholder approval, to elect to further extend the date to consummate a Business Combination after the Second Extended Date up to six times, by an additional month each time, up to February 13, 2024 (the “Additional Extension Date”). On August 8, 2023, the Board approved the Optional Extension. In connection with the Company’s solicitation of proxies in connection with the Extension Proposal, the Company was required to permit the public shareholders to redeem their Public Shares. Of the Public Shares outstanding with redemption rights, the Company’s shareholders elected to redeem an aggregate total of 2,522,477 Public Shares at a per share redemption price of $10.32. As a result of such redemptions, approximately $26 million was removed from the Trust Account to pay such holders, and approximately $22.2 million remained in the Trust Account as of June 30, 2023. Following the redemptions and as of June 30, 2023, the Company had 2,119,553 Public Shares, including the Public Shares underlying the Units outstanding, with redemption rights outstanding. Additionally, on May 15, 2023, pursuant to the terms of the Charter, the Sponsor elected to convert 1,000,000 Class B Ordinary Shares held by it on a one-for-one basis into Class A Ordinary Shares, with immediate effect (such shares, the “Converted Shares”). The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by the Sponsor in connection with the IPO. Following such conversion, and as a result of the redemptions described above, as of June 30, 2023 there are an aggregate of 3,774,553 Class A Ordinary Shares issued and outstanding and 5,666,667 Class B Ordinary Shares issued and outstanding.

On August 8, 2023, the Board approved an additional one-month extension of the date by which the Company must complete its Business Combination, until September 13, 2023.

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $12,449 in cash and a working capital deficit of approximately $12.5 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of approximately $87,000 under an unsecured promissory note. The Company fully repaid the amounts borrowed under the unsecured promissory note upon closing of the Initial Public Offering on August 13, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates provided the Company with $1,517,652 in Working Capital Loans (as defined in Note 5) (of which up to $1.5 million may be converted at the lender’s option into warrants to purchase the Company’s Class A ordinary shares at an exercise price of $11.50 per share).

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 13, 2023 with the option to extend up to five times, by an additional month each time, upon approval by the Company’s board of directors, up until February 13, 2024. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete an initial Business Combination before the Combination Period. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 17, 2023. The interim results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future periods.

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

JUNE 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

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

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Working Capital Loan—Related Party

The Company notes that the Working Capital Loans (as defined below in Note 5) include a conversion option. The conversion option was evaluated under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). In accordance with ASC 815-10-15-74, the conversion feature is not required to be bifurcated from the note. The conversion feature was considered to be immaterial and considering the other terms of the Working Capital Loans, management believes the fair value of the Working Capital Loans is approximately equal to the carrying value.

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

The Forward Purchase Agreement (described in Note 1) is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s condensed consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation model.

The transfer to the Second Extension 10X II Investors of Founder Shares in connection with the approval of the Second Extension Proposal are classified in accordance with ASC 480 and ASC 815, which provides that the Founder Shares are not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value will not be recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

The transfer to the Second Extension 10X II Investors of Founder Shares to the extent the Company’s board of directors agrees to further extend the date to consummate a Business Combination to the Additional Extension Date is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s condensed consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a discount for the probability of liquidation approach.

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

JUNE 30, 2023

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

The calculation of diluted net loss per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and any warrants underlying any potential Working Capital Units, (as defined in Note 5) issued to the Sponsor, officers or directors upon future conversions of Working Capital Loans, if any, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(166,726)	$(234,056)	$(2,826,408)	$(912,259)	$(562,305)	$(744,933)	$(4,267,362)	$(1,377,346)
Denominator:
Basic and diluted weighted average shares outstanding	4,388,829	6,161,172	20,655,000	6,666,667	4,840,421	6,412,523	20,655,000	6,666,667
Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.14)	$(0.14)	$(0.12)	$(0.12)	$(0.21)	$(0.21)

Income Taxes

The Company follows the guidance of accounting for income taxes under ASC 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2023. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In February 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain of the offering and formation costs in exchange for an aggregate of 7,666,667 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”), 1,000,000 of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised. The option expired on September 25, 2021, and subsequently, the Sponsor forfeited 1,000,000 Class B ordinary shares. Additionally, contingent upon the consummation of the Business Combination, the Sponsor has agreed to transfer an aggregate of 1,334,339 Class B ordinary shares to the Anchor Investor for the same price originally paid for such shares. The Class B ordinary shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to certain adjustments, as described in Note 8. The Company determined that the fair value of these Class B ordinary shares was approximately $10.0 million (or approximately $7.50 per share) using a Monte Carlo simulation. The Company recognized the excess fair value of these Class B ordinary shares, over the price sold to the Anchor Investors, as an expense of the Initial Public Offering resulting in a charge against the carrying value of Class A ordinary shares subject to possible redemption. On May 15, 2023, the Sponsor converted 1,000,000 Class B ordinary shares into 1,000,000 Class A ordinary shares.

The initial shareholders and the Anchor Investors have agreed not to transfer, assign or sell any of their Class B ordinary shares until after, or concurrently with, the consummation of the initial Business Combination.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of the Working Capital Loans may be convertible into additional units of the Company (“Working Capital Units”) at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. On November 14, 2022, the Sponsor agreed to loan the Company up to $800,000 pursuant to a promissory note (as amended and restated on November 14, 2022, the “New Note”). The New Note is non-interest bearing, unsecured and due at the earlier of the consummation of the Business Combination and the day prior to the date the Company liquidates and dissolves in accordance with the provisions of the Amended and Restated Memorandum and Articles of Association. On May 17, 2023, the Sponsor agreed to loan the Company up to an additional $2,500,000 pursuant to the second amended and restated promissory note. Management considers the conversion option within the Working Capital Loans to be immaterial. As of June 30, 2023, and December 31, 2022, the Company had $1,517,652 and $600,000 outstanding under the Working Capital Loans, respectively. As the conversion option was considered to be immaterial and considering other terms of the Working Capital Loans, management believes the fair value of the Working Capital Loans is approximately equal to the carrying value.

Administrative Support Agreement

The Company pays an affiliate of the Sponsor $20,000 per month for office space and secretarial and administrative services. Upon the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2023 and 2022, the Company incurred and paid approximately $60,000 and $60,000 of administrative support expense, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred and paid approximately $120,000 and $120,000 of administrative support expense, respectively. As of June 30, 2023 and December 31, 2022, there were no administrative support fees outstanding.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The underwriter was entitled to an underwriting discount of approximately $4.0 million, paid upon the closing of the Initial Public Offering. In addition, $7.0 million was recorded as payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Contingent Fee Arrangements

On October 21, 2022 the Company entered into an arrangement with Canaccord Genuity LLC (“Canaccord”) to obtain certain financial advisory and equity capital market advisory services. Canaccord would be entitled to an aggregate fee of up to $1,500,000. In addition, Canaccord would also be eligible for a discretionary incentive fee of $250,000. Per the arrangement, a portion of the fee is payable upon execution of the letter agreement with Canaccord, a portion is payable upon delivery of a fairness opinion by Canaccord and the remainder of the fee (plus any discretionary incentive fee for these services) is contingent upon the closing of a Business Combination and therefore are not included as liabilities on the accompanying condensed consolidated balance sheets. Under the arrangement, the Company will also reimburse Canaccord for reasonable expenses. As of June 30, 2023, no expenses have been claimed.

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

JUNE 30, 2023

NOTE 7. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares contain certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 2,119,553 and 4,642,030 Class A ordinary shares outstanding which were subject to possible redemption, respectively.

The Class A ordinary shares subject to possible redemption reflected on the accompanying condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Redemption of Class A ordinary share subject to possible redemption	(154,906,130)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	2,070,678
Class A ordinary shares subject to possible redemption at December 31, 2022	$47,164,548
Increase in redemption value of Class A ordinary shares subject to possible redemption	501,501
Class A ordinary shares subject to possible redemption at March 31, 2023	$47,666,049
Increase in redemption value of Class A ordinary shares subject to possible redemption	439,819
Redemptions of Class A ordinary shares	(26,023,916)
Class A ordinary shares subject to possible redemption at June 30, 2023	$22,081,952

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1,655,000 and 655,000 Class A ordinary shares issued and outstanding, excluding 2,119,553 and 4,666,667 Class A ordinary shares subject to possible redemption, respectively, classified outside of permanent equity on the condensed consolidated balance sheets.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022 there were 5,666,667 and 6,666,667 Class B ordinary shares issued and outstanding, respectively (see Note 5).

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

On May 15, 2023, the Sponsor converted 1,000,000 Class B ordinary shares into 1,000,000 Class A ordinary shares.

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

Warrants — As of June 30, 2023 and December 31, 2022, there were 6,885,000 warrants (6,666,667 Public Warrants and 218,333 Private Warrants included in the Private Units) outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any founder shares or private placement shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments as described herein.

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

JUNE 30, 2023

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value at each respective date.

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Funds that invest in U.S. Treasury Securities	$22,181,952	$22,181,952	$—	$—
Liabilities
Derivative liabilities - Forward Purchase Agreement	$177,000	$—	$—	$177,000
Derivative liabilities - Non Redemption Agreement	$64,264	$—	$—	$64,264

December 31, 2022
Assets
Funds that invest in U.S. Treasury Securities	$47,264,548	$47,264,548	$—	$—
Liabilities
Derivative liabilities - Forward Purchase Agreement	$331,777	$—	$—	$331,777

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the for the three and six months ended June 30, 2023 and 2022.

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

10X CAPITAL VENTURE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2023	As of December 31, 2022
Expected redemption price	$10.46	$10.48
Stock price	$10.24	$9.89
Volatility	57.5%	65.0%
Term (years)	3.40	3.50
Risk-free rate	4.40%	4.49%
Cost of debt	13.66%	14.80%

The Company estimated the fair value of the investor interests attributable to the Founder Shares in connection with the Non-Redemption Agreements (see Note 1) using a discount for the probability of liquidation approach. The discount for the probability of liquidation approach was determined based on Level 3 inputs. The Company estimated the fair value of the investor interests attributable to the Founder Shares to be $130,418 or $0.23 per share as of May 5, 2023. The fair value for May 5, 2023 was determined using a discount for the probability of liquidation approach with a discount of 2.2% for the probability of liquidation and the value per shares as of the valuation date of $10.25. The fair value was estimated to be $64,264 or $0.17 per share as of June 30, 2023. The fair value for June 30, 2023 was determined using a discount of 1.6% for the probability of liquidation and the value per shares as of the valuation date of $10.24.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2023	As of May 5, 2022
Expected redemption price	$11.5	$11.5
Stock price	$10.24	$10.25
Volatility	54%	57%
Term (years)	5.29	5.44
Risk-free rate	4.02%	3.35%
Cost of debt	1.6%	2.2%

The change in the fair value of the assets and liabilities, measured with Level 3 inputs, for the six months ended June 30, 2023 is summarized as follows:

Derivative liabilities at January 1, 2022	$—
Loss on entry into forward purchase agreement	295,330
Change in fair value of derivative liabilities	36,447
Derivative liabilities at December 31, 2022	$331,777
Change in fair value of derivative liabilities	190,109
Derivative liabilities at March 31, 2023	$521,886
Loss on entry into non redemption agreement	86,945
Change in fair value of derivative liabilities	(367,567)
Derivative liabilities at June 30, 2023	$241,264

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheets date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On August 8, 2023, the Board approved the Optional Extension.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Quarterly Report”) to “we”, “us”, “our” or the “Company” are to 10X Capital Venture Acquisition Corp. II, except where the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated condensed financial statements and related notes thereto included elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy, plans to consummate the Company’s initial business combination, statements about the business operations and prospects of African Agriculture, Inc., a Delaware corporation (“African Agriculture”), and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023 and the preliminary prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-269342) originally filed by the Company with the SEC on January 20, 2023, as amended on June 30, 2023 and August 11, 2023 and as further amended from time to time (the “Registration Statement”) and elsewhere in our filings with the SEC. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Upon the closing of the Initial Public Offering on August 13, 2021, a total of $200.0 million ($10.00 per Unit), comprised of $196.0 million from the proceeds of the Initial Public Offering and $4.0 million from the proceeds of the sale of the Private Placement Units was placed in the a trust account (the “Trust Account”).

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

The AA Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by our or African Agriculture’s mutual written consent, (ii) by us, subject to certain exceptions, if any of the representations and warranties of African Agriculture are not true and correct or if African Agriculture fails to perform any of its respective covenants or agreements set forth in the AA Merger Agreement such that certain conditions to our obligations cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (iii) by African Agriculture, subject to certain exceptions, if any of the representations and warranties made by us are not true and correct or if we fail to perform any of its covenants or agreements set forth in the AA Merger Agreement such that the condition to the obligations of African Agriculture cannot be satisfied and the breach (or breaches) of such representations or warranties or failure (or failures) to perform such covenants or agreements, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by either us or African Agriculture if the closing of the Merger (the “Closing”) has not occurred on or before May 13, 2023 (the “Termination Date”); provided that the Termination Date may be extended at our discretion up to February 13, 2024; provided further that such date is prior to the deadline by which we must complete our initial business combination under our organizational documents, (v) by either African Agriculture or us if the consummation of the Merger is permanently enjoined or prohibited by the terms of a final, non-appealable governmental order or other law; (vi) by either us or African Agriculture if the Extension Proposal (as defined below) is not duly approved on or before November 13, 2022, (vii) prior to obtaining the required approvals by our shareholders, by African Agriculture if our Board changes its recommendation that our shareholders approve the proposals included in the proxy statement/prospectus or fails to include such recommendation in the proxy statement/prospectus, (viii) by African Agriculture if certain required shareholders approvals are not obtained after the conclusion of a meeting of our shareholders held for the purpose of voting on such approvals, and (ix) by us if the required approvals by African Agriculture stockholders have not been obtained within ten (10) business days following the date that the Registration Statement (as defined in the AA Merger Agreement) is disseminated by African Agriculture to its stockholders.

African Agriculture will be obligated to pay us a termination fee equal to 2.0% of the aggregate Merger Consideration if the AA Merger Agreement is terminated pursuant to clauses (ii) or (iv) of the preceding paragraph; provided that in the case of a termination under clause (iv) above, African Agriculture will only be required to pay the termination fee if the transactions contemplated by the AA Merger Agreement were not consummated prior to the Termination Date primarily due to failure of African Agriculture to provide information required to obtain SEC clearance of the Registration Statement (as defined in the AA Merger Agreement). We will be obligated to pay African Agriculture a termination fee equal to 2.0% of the Merger Consideration if the AA Merger Agreement is terminated pursuant to clause (iii) of the preceding paragraph.

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

Acquiror Support Agreement

Concurrently with the execution of the AA Merger Agreement, we entered into the Acquiror Support Agreement (the “Acquiror Support Agreement”) with African Agriculture, and the sponsor and our directors and officers (collectively, the “Class B Holders”), pursuant to which the Class B Holders agreed to, among other things, (i) vote at any shareholder meeting or pursuant to any action of written resolution of our shareholders all of their Class B ordinary shares, par value $0.001 per share, held of record or thereafter acquired in favor of the Business Combination, the Domestication and the other Proposals (as defined in the AA Merger Agreement) and (ii) be bound by certain other covenants and agreements related to the Business Combination, in each case, on the terms and subject to the conditions set forth in the Acquiror Support Agreement. Additionally, for a period ending six months after the Closing (the “First Lock-up Period”), the Class B Holders will be subject to a lock-up with respect to one-third of the Lock-Up Shares (as defined in the Acquiror Support Agreement), and for a period beginning six months after the Closing and ending twelve months after the Closing (the “Second Lock-up Period”), the Class B Holders will be subject to a lock-up with respect to the remaining two-thirds of the Lock-Up Shares; provided that the lock-up shall expire upon the date on which the last reported sale price of the shares of New African Agriculture Common Stock exceeds $12.00 per share for any twenty (20) trading days within any consecutive thirty (30) trading day period during the Second Lock-up Period.

African Agriculture Support Agreements

In connection with the execution of the AA Merger Agreement, we entered into a support agreement (the “African Agriculture Support Agreements”) with African Agriculture’s majority stockholder, Global Commodities & Investments Ltd., and African Agriculture pursuant to which Global Commodities & Investments Ltd. agreed to (i) vote at any meeting of the stockholders of African Agriculture all shares of common stock of African Agriculture held of record or thereafter acquired in favor of the Business Combination, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities prior to the Closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the African Agriculture Support Agreements.

Non-Redemption Agreement

Concurrently with the execution of the AA Merger Agreement, certain Initial Public Offering anchor investors of the Company (the “Initial 10X II Anchor Investors”) entered into non-redemption agreements (the “Initial Non-Redemption Agreements”) with us and our Sponsor.

On November 4, 2022, additional IPO anchor investors of 10X II (the “Additional 10X II Anchor Investors” and together with the Initial 10X II Anchor Investors, the “10X II Anchor Investors”) entered into non-redemption agreements (collectively, the “Additional Non-Redemption Agreements” and together with the Initial Non-Redemption Agreements, the “Non-Redemption Agreements”) with us and our Sponsor.

Pursuant to the Non-Redemption Agreements, such 10X II Anchor Investors agreed for the benefit of the Company to (i) vote certain Public Shares now owned or hereafter acquired (the “Subject 10X II Equity Securities”), representing 3,355,743 Public in the aggregate, in favor of the proposal to amend our organizational documents to extend the time we are permitted to close a Business Combination and (ii) not redeem the Subject 10X II Equity Securities in connection with such proposal. In connection with these commitments from the 10X II Anchor Investors, our Sponsor has agreed to transfer to each 10X II Anchor Investor an amount of its Founder Shares following the Closing of the Merger.

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

Forward Purchase Agreement

Simultaneously with the execution of the AA Merger Agreement, the Company and African Agriculture entered into an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Agreement”) with Vellar Opportunity Fund SPV LLC — Series 8 (“Vellar”), a client of Cohen & Company Financial Management, LLC (“Cohen”). Pursuant to the Forward Purchase Agreement, Vellar intends, but is not obligated, to purchase through a broker in the open market (a) the Company’s Class A ordinary shares, par value $0.0001 per share, including from public shareholders who elect to redeem their shares (such purchased shares, the “Recycled Shares”) in connection with the extraordinary general meeting to vote to approve the Business Combination. Vellar may also purchase additional Shares in an issuance from the Company (such shares, the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). Pursuant to the Forward Purchase Agreement, Vellar may purchase up to 4,000,000 shares, subject to automatic reduction to equal the amount of the Company’s ordinary shares outstanding as of the redemption deadline and subject to increase to up to 10,000,000 shares upon mutual agreement of the Company and Vellar (the “Maximum Number of Shares”). Vellar has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Business Combination.

The Forward Purchase Agreement provides that on the earlier of (i) one business day after the closing of the Business Combination and (ii) the date any assets from the Trust Account are disbursed in connection with the Business Combination (the “Prepayment Date”), the Company will pay to Vellar, out of funds held in its trust account, an amount (the “Prepayment Amount”) equal to (x) the price per-share paid to public shareholders who elect to redeem their shares in connection with the extraordinary general meeting (the “Initial Price”) multiplied by (y) the number of Recycled Shares on the Prepayment Date. On the Prepayment Date, the Company shall also pay to Vellar, out of funds held in its trust account, an amount equal to the product of (x) the greater of (a) 5% of the Maximum Number of Shares and (b) 200,000 and (y) the Initial Price (the “Share Consideration”), and Vellar shall use such Share Consideration to purchase shares of New African Agriculture (the “Share Consideration Shares”). The Company shall also reimburse Vellar up to $0.05 per Share for expenses actually incurred in connection with Vellar’s acquisition of the shares.

No later than two days prior to the Prepayment Date, the Company may request that Vellar provide it an amount in cash of up to 10% of the product of (a) all shares purchased by Vellar pursuant to the Forward Purchase Agreement and (b) the Initial Price (the “Prepayment Shortfall”) and Vellar shall pay the Prepayment Shortfall either (i) on the Prepayment Date, in which case such amount shall be deducted from the Prepayment Amount, or (ii) if Vellar submits a request to register the resale of the shares it holds prior to the Prepayment Date, one business day following the effective date of the resale registration statement. If the Company elects to receive the Prepayment Shortfall the Share Consideration shall be increased to the product of (x) the greater of (a) 10% of the Maximum Number of Shares and (b) 400,000 and (y) the Initial Price.

From time to time following the Closing but prior to the Maturity Date (as defined below), Vellar, in its discretion,

●	may declare an early termination (an “Optional Early Termination”) of the Forward Purchase Agreement with regard to all or a portion of the Subject Shares (such shares “Terminated Shares”) and remit to New African Agriculture an amount equal to the number of Terminated Shares multiplied by a price (the “Reset Price”) that adjusts on the first scheduled trading day of each month to be the lowest of (a) the then-current Reset Price, (b) $10.00 and (c) the VWAP for the last ten trading days of the prior month, but in no case less than $6.00; and

●	may sell the Subject Shares, at any time and at any sales price, and, by notice to us, apply the proceeds of such sales to offset the Prepayment Shortfall, until such time as the Prepayment Shortfall has been fully repaid, to the extent the Company elects to receive the Prepayment Shortfall;

provided, that Vellar may not declare an Optional Early Termination in respect of any Subject Shares sold to repay the Prepayment Shortfall. In addition, Vellar would not declare an Optional Early Termination in respect of Share Consideration Shares, nor would it make payments to New African Agriculture in respect of any Share Consideration Shares it subsequently sells.

To the extent New African Agriculture, following the closing of the Business Combination, sells, enters into any agreement to sell or grants any right to reprice, or otherwise dispose of or issues any shares or any securities of New African Agriculture or any of its subsidiaries which would entitle the holder thereof to acquire at any time shares at an effective price per share less than the then existing Reset Price then the Reset Price shall be modified to equal such reduced price.

The Forward Purchase Agreement matures on the earlier to occur of (a) three years after the closing of the Business Combination Agreement and (b) the date specified by Vellar in a written notice delivered at Vellar’s discretion if either (i) the VWAP of the shares during 20 out of 30 consecutive trading days is less than $3.00 per share, (ii) we fail to register the Backstop Shares as required by the Backstop Agreement, or (iii) the shares cease to be listed on a national securities exchange (such date, the “Maturity Date”). Upon the occurrence of the Maturity Date, the Company is obligated to pay to Vellar an amount equal to the product of (a) (x) the Maximum Number of Shares, less (y) the number of Terminated Shares, multiplied by (b) $2.00 (the “Maturity Consideration”) payable either in cash or in shares at the option of New African Agriculture. On the Maturity Date, Vellar shall return to New African Agriculture a number of shares of New African Agriculture Common Stock equal to the number of Recycled Shares less the number of Terminated Shares. In the event that the Maturity Shares are not (i) (a) registered for resale under an effective registration statement or (b) eligible to be transferred by Vellar without any restrictions and (ii) bear a restrictive legend (collectively, the “Share Conditions”), Vellar would be entitled to receive such number of shares equal to 225% of the Maturity Shares (the “Penalty Shares”); provided that if the Share Conditions are satisfied within 120 days of the Maturity Date, Vellar shall return to us the number of Penalty Shares that are valued in excess of the Maturity Consideration based on the 10-day VWAP ending on such date that the Maturity Shares satisfied the Share Conditions. At Vellar’s option, we will pay the Maturity Consideration on a net basis such that Vellar retains a number of shares due to us upon the Maturity Date equal to the number of Maturity Shares payable to Vellar, only to the extent the number of shares due to us is at least equal to the number of Maturity Shares payable to Vellar, with any remaining Maturity Consideration to be paid in newly issued shares. The Maturity Date may be accelerated upon occurrences described in the Forward Purchase Agreement.

A break-up fee equal to $500,000 shall be payable, jointly and severally, by the Company and African Agriculture to Vellar in the event the Forward Purchase Agreement is terminated by either the Company or African Agriculture, subject to certain exceptions. the Company and African Agriculture may terminate the Forward Purchase Agreement, without penalty, if the number of shares tendered by public shareholders for redemption in connection with the shareholder vote to approve the Business Combination represent less than 75% of the total outstanding Class A ordinary shares subject to redemption.

The Company has agreed to file, upon the request of Vellar, a registration statement with the SEC registering the resale of the Subject Shares and the Share Consideration Shares under the Securities Act, within 30 days following such request. The Forward Purchase Agreement contains additional representations, warranties, indemnities, agreements and termination rights of the parties thereto.

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

In connection with our solicitation of proxies in connection with the First Extension Proposal, we were required to permit our public shareholders to redeem their Public Shares. Of the Public Shares outstanding with redemption rights, a total of 212 of our shareholders elected to redeem an aggregate total of 15,357,970 public shares at a per share redemption price of $10.09. As a result of such redemptions, approximately $154.9 million was removed from the Trust Account to pay such holders. Following the redemptions, the Company had 4,642,030 Public Shares, including the Public Shares underlying the Units outstanding, with redemption rights outstanding.

See the Definitive Proxy Statement on Schedule 14A filed by the Company with the SEC on October 19, 2022 and the Current Report on Form 8-K filed by the Company with the SEC on November 9, 2022 for additional information.

Recent Developments

Second Extension

On May 2, 2023 and May 5, 2023, certain investors of the Company (the “Second Extension 10X II Investors”) entered into non-redemption agreements (the “Second Extension Non-Redemption Agreements”) with the Company and the Sponsor. Pursuant to the Second Extension Non-Redemption Agreements, the Second Extension 10X II Investors agreed for the benefit of the Company to (i) vote certain Public Shares owned or acquired (the “Second Extension Subject 10X II Equity Securities”) in favor of the Second Extension Proposal (as defined below) and (ii) not redeem the Second Extension Subject 10X II Equity Securities in connection with the Second Extension Proposal. In exchange for these commitments from the Second Extension 10X II Investors, the Sponsor agreed to transfer to the Second Extension 10X II Investors (a) an aggregate of 189,011 Founder Shares in connection with the Second Extended Date, (as defined below) and (b) to the extent the Company’s board of directors agrees to further extend the date to consummate a Business Combination to the Additional Extension Date, (as defined below), an aggregate amount of up to 567,032 Founder Shares, which includes the Founder Shares referred to in clause (a), on or promptly after the consummation of the Business Combination.

We estimated the fair value of the investor interests attributable to the Founder Shares to be $103,231 or $0.13 per share as of November 4, 2022 and $43,473 or $0.23 per share as of May 5, 2023. The fair value for November 4, 2022 was determined using a discount for the probability of liquidation approach with a discount of 1.3% for the probability of liquidation and the value per shares as of the valuation date of $9.91. The fair value for May 5, 2023 was determined using a discount for the probability of liquidation approach with a discount of 2.2% for the probability of liquidation and the value per shares as of the valuation date of $10.25. Each Non-Redeeming Stockholder acquired from our Sponsor an indirect economic interest in such Founder Shares. The indirect economic interests were evaluated under ASC 480 and ASC 815. The value of the shares in the Initial Extension, and the shares eligible to be earned in the Additional Extension will be treated as an expense. The shares that have been earned in connection with the approval of the Second Extension Proposal with a fixed-for-fixed value will be credited to additional paid-in-capital. The remaining shares affiliated with any monthly extensions up to the Additional Extension Date will be treated as a derivative liability as a result of the variability in the value of shares due to the amount of shares held by the Investor (3.5% of the number of non-redeemed Class A ordinary shares). As the shares affiliated with any monthly extensions up to the Additional Extension Date become determinable and therefore fixed-for-fixed, the value of those shares will be transferred from a liability to equity. Any changes in the fair value of the shares will be recognized as an expense in the period of remeasurement.

On May 10, 2023, we held an extraordinary general meeting at which our shareholders voted to, among other things, approve an amendment to our Amended and Restated Memorandum and Articles of Association to further extend the date by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Initial Public Offering, from May 13, 2023 to August 13, 2023 (the “Second Extended Date”), with optional additional extensions of up to six times by an additional month each time, at the option of our Board, until February 13, 2024 (the “Additional Extension Date” and such proposal, the “Second Extension Proposal”). On August 8, 2023, the Board approved the extension of the date by which the Company is required to complete an initial business combination until September 13, 2023.

Additionally, on May 15, 2023, pursuant to the terms of the Charter, the Sponsor elected to convert 1,000,000 Class B Ordinary Shares held by it on a one-for-one basis into Class A Ordinary Shares, with immediate effect (such shares, the “Converted Shares”). The Sponsor will not have any redemption rights in connection with the Converted Shares, and the Converted Shares will be subject to the restrictions on transfer included in the letter agreement entered into by the Sponsor in connection with the IPO. Following such conversion, and as a result of the redemptions described above, as of June 30, 2023 there are an aggregate of 3,774,553 Class A Ordinary Shares issued and outstanding and 5,666,667 Class B Ordinary Shares issued and outstanding.

On August 8, 2023, the Board approved an additional one-month extension of the date by which the Company must complete its Business Combination, until September 13, 2023.

On August 8, 2023, we instructed Continental Stock Transfer & Trust Company to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental Stock Transfer & Trust Company continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

Liquidity and Going Concern

As of June 30, 2023, we had $12,449 held outside of the Trust Account and a working capital deficit of approximately $12.5 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares, and loan proceeds from our Sponsor of approximately $87,000 under an unsecured promissory note. We fully repaid the amounts borrowed under the unsecured promissory note upon closing of the Initial Public Offering on August 13, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates provided us with $1,517,652 in Working Capital Loans (of which up to $1.5 million may be converted at the lender’s option into warrants to purchase the Company’s Class A ordinary shares at an exercise price of $11.50 per share).

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 13, 2024. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We intend to complete an initial Business Combination before the Combination Period. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination.

Results of Operations

Our entire activity since inception up to June 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination and expenses related to consummating an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended June 30, 2023, we incurred a net loss of $400,782, which consisted of $1,077,750 in general and administrative expense, $60,000 in administrative expenses-related party, and loss in connection with non redemptions agreements of $130,418, partially offset by $439,819 in income from investments held in the Trust Account, change in fair value of non redemption agreement liabilities of $22,681, and $344,886 of change in fair value of forward purchase options liabilities.

For the three months ended June 30, 2022, we incurred a net loss of approximately $3,739,000, which consisted of approximately $3,949,000 in general and administrative expense and $60,000 in administrative expenses-related party, partially offset by approximately $270,000 in income from investments held in Trust Account.

For the six months ended June 30, 2023, we incurred a net loss of $1,307,238, which consisted of $2,295,598 in general and administrative expense, $60,000 in administrative expenses-related party, and loss in connection with non redemptions agreements of $130,418, partly offset by $941,320 in income from investments held in Trust Account, change in fair value of non redemption agreement liabilities of $22,681, and $154,777 of change in the fair value of forward purchase options liabilities.

For the six months ended June 30, 2022, we incurred a net loss of approximately $5,645,000, which consisted of approximately $5,815,000 in general and administrative expense and $120,000 in administrative expenses-related party, offset by approximately $290,000 in income from investments held in Trust Account.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 or December 31, 2022.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants, the Private Placement Warrants and the Rights to purchase an aggregate of 20,000,000 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Forward Purchase Agreement

The Forward Purchase Agreement is recognized as a derivative liability in accordance with ASC 815. Accordingly, we recognize the instrument as an asset or liability at fair value and with changes in fair value recognized in our consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a Monte Carlo simulation model, which was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. Any changes in these assumptions can change the valuation significantly.

Working Capital Loan—Related Party

The Company notes that the Working Capital Loans (as defined below in Note 5) include a conversion option. The conversion option was evaluated under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). In accordance with ASC 815-10-15-74, the conversion feature is not required to be bifurcated from the note. The conversion feature was considered to be immaterial and considering the other terms of the Working Capital Loans, management believes the fair value of the Working Capital Loans is approximately equal to the carrying value.

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

The transfer to the Second Extension 10X II Investors of Founder Shares in connection with the approval of the Second Extension Proposal are classified in accordance with ASC 480 and ASC 815, which provides that the Founder Shares are not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value will not be recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

The transfer to the Second Extension 10X II Investors of Founder Shares to the extent the Company’s board of directors agrees to further extend the date to consummate a Business Combination to the Additional Extension Date is recognized as a derivative liability in accordance with ASC 815. Accordingly, the Company recognizes the instrument as an asset or liability at fair value and with changes in fair value recognized in the Company’s condensed consolidated statements of operations. The estimated fair value of the Forward Purchase Agreement is measured at fair value using a discount for the probability of liquidation approach.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 allows for a modified or full retrospective method of transition. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2023. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 17, 2023 and the preliminary prospectus/proxy statement included in the Registration Statement on Form S-4 (File No. 333-269342) originally filed by the Company with the SEC on January 20, 2023, as amended on June 30, 2023 and as further amended from time to time (the “Registration Statement”). Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

In connection with the shareholder vote to approve the First Extension Proposal in the extraordinary general meeting on November 9, 2022, the holders of 15,357,970 Public Shares exercised their right to redeem such shares at a per share redemption price of approximately $10.09 for an aggregate redemption amount of approximately $154.9 million.

In connection with the shareholder vote to approve the Second Extension Proposal in the extraordinary general meeting on May 10, 2023, the holders of 2,522,477 Public Shares exercised their right to redeem such shares at a per share redemption price of approximately $10.32 for an aggregate redemption amount of approximately $26 million.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

a)	None.

b)	None.

c)	Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed by the Company on November 9, 2022 (File No. 001-40722)).
3.2	Amendment to Second Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed by the Company on May 16, 2023 (File No. 001-40722)).
10.1	Second Amended and Restated Promissory Note, dated May 17, 2023, issued by the Company to the Sponsor (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q filed by the Company on May 22, 2023 (File No. 001-40722)).
10.2	Form of Non-Redemption Agreement (incorporated herein by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed by the Company on May 3, 2023 (File No. 001-40722)).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document 104* Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

10X CAPITAL VENTURE ACQUISITION CORP. II

Date: August 21, 2023	By:	/s/ Hans Thomas
	Name:	Hans Thomas
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Guhan Kandasamy
	Name:	Guhan Kandasamy
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)