Form 10-K
period 2023-12-31
African Agriculture Holdings Inc.
filed 2024-04-16
CIK 1848898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

AFRICAN AGRICULTURE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	001-40722	98-1594494
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

445 Park Avenue, Ninth Floor

New York, NY 10022

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 745-1164

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	AAGR	Nasdaq Global Market
Warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share	AAGRW	Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was approximately $37.5 million based upon the closing sale price of our common stock of $10.24 on that date. As of March 31, 2024, there were 57,866,830 shares of the registrant’s common stock issued and outstanding.

i

Frequently used terms

Unless otherwise stated or unless the context otherwise requires, the terms “Company,” “we,” “us,” “our,” and “AAGR” refer to African Agriculture Holdings Inc., a Delaware corporation, the term “10X II” refers to the Company prior to the consummation of the business combination. In this Form 10-K:

●	“10X II” means 10X Capital Venture Acquisition Corp. II, a Cayman Islands exempted company, prior to the consummation of the Business Combination;

●	“AFRAG” means African Agriculture, Inc., a Delaware corporation;

●	“Board” means our board of directors;

●	“Common Stock” means our common stock, par value $0.0001 per share;

●	“Anchor Investors” means certain qualified institutional buyers who purchased 10X II units in connection with 10X II’s initial public offering.

●	“Business Combination” means the Merger and the other transactions contemplated by the Merger Agreement, collectively;

●	“Closing” means the closing of the Business Combination;

●	“Continental” means Continental Stock Transfer & Trust Company;

●	“DGCL” means the General Corporation Law of the State of Delaware;

●	“GAAP” means the United States generally accepted accounting principles, consistently applied;

●	“HSR Act” means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

●	“initial public offering” means 10X II’s initial public offering that was consummated on August 13, 2021;

●	“Merger” means, pursuant to the Merger Agreement, the merger of Merger Sub into AFRAG, with AFRAG surviving the Merger as a wholly owned subsidiary of AFRAG PubCo;

●	“Merger Agreement” means that certain Merger Agreement, dated as of November 2, 2022 (as amended, supplemented or otherwise modified from time to time), by and among 10X II, Merger Sub, and AFRAG;

●	“Nasdaq” means the Nasdaq Stock Market LLC;

●	“private placement units” means the 655,000 private placement units that were issued to the Sponsor and Cantor Fitzgerald & Co. (“Cantor”) simultaneously with the consummation of 10X II’s initial public offering, which private placement units were identical to the units sold in 10X II’s initial public offering, subject to certain limited exceptions. Each private placement unit consisted of one placement share and one-third of one private placement warrant.

●	“private placement warrants” means the warrants sold as part of the private placement units, each such whole warrant representing the right to purchase a share of Common Stock;

●	“public shareholders” means holders of public shares, whether acquired in 10X II’s initial public offering or acquired in the secondary market;

●	“public warrants” means the redeemable warrants to purchase Common Stock sold as part of the units in 10X II’s initial public offering or acquired in the secondary market;

●	“SEC” means the Securities and Exchange Commission;

●	“Securities Act” means the Securities Act of 1933, as amended;

●	“Sponsor” means 10X Capital SPAC Sponsor II LLC, a Cayman Islands limited liability company;

●	“transfer agent” means Continental, 10X II’s transfer agent;

●	“Trust Account” means the trust account established at the consummation of 10X II’s initial public offering that held the proceeds of the initial public offering and from the sale of private placement units and was maintained by Continental, acting as trustee;

●	“units” or “10X II units” means the units of 10X II, each unit representing one Class A ordinary share and one-third of one warrant, with such whole warrant representing the right to acquire one Class A ordinary share, that were offered and sold by 10X II in its initial public offering and in its concurrent private placement;

●	“warrant agreement” means the warrant agreement, dated August 10, 2021, between 10X II and Continental Stock Transfer & Trust Company, as warrant agent, which sets forth the expiration and exercise price of and procedure for exercising the warrants; and

●	“warrants” means the public warrants and the private placement warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. The forward-looking statements include statements relating to our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this prospectus may include, for example, statements about:

●	Our future financial and business performance, including financial projections and business metrics, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably and retain its key employees;

●	the ability to maintain the listing of our Common Stock and the warrants on Nasdaq, and the potential liquidity and trading of such securities;

●	changes in applicable laws or regulations;

●	our success in retaining or recruiting, our officers, key employees and other personnel;

●	macroeconomic conditions resulting from the global COVID-19 pandemic;

●	substantial regulations, which are evolving, and unfavorable changes or our failure to comply with these regulations;

●	failure to maintain adequate operational and financial resources or raise additional capital or generate sufficient cash flows;

●	cyber-attacks and security vulnerabilities;

●	factors relating our business, operations and financial performance, including:

●	our strategy, outlook and growth prospects;

●	our operational and financial targets and dividend policy; and

●	general economic trends and trends in the agriculture industry and markets.

●	other factors detailed under the section entitled “Risk Factors.”

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak, or other, similar, pandemic, and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM. 1 BUSINESS

Business Combination

African Agriculture Holdings Inc. (the “Company” or “AAGR”), a Delaware corporation, was incorporated under its prior name 10X Capital Venture Acquisition Corp. II, as a blank check company in February 2021. On November 2, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 10X AA Merger Sub, Inc., our wholly-owned subsidiary and a Delaware limited liability company (“Merger Sub”) and African Agriculture, Inc., a Delaware corporation (“AFRAG”).

On December 6, 2023, the transactions described above were consummated. In connection with the business combination (the “Business Combination”): (1) Merger Sub merged with and into AFRAG (the “Merger”), whereupon the separate existence of Merger Sub ceased, and AFRAG continued as the surviving company and our wholly owned subsidiary.

Upon the closing of the business combination (the “Closing”), the Company changed its name to “African Agriculture Holdings Inc.” AFRAG is deemed the accounting predecessor, and the combined entity is the successor SEC registrant. The historical financial statements of AFRAG became the historical financial statement of the combined entities that are disclosed in the registrant’s future periodic reports filed with the SEC.

Company Overview

We are a holding company that operates principally through our wholly owned subsidiary, Les Fermes de la Teranga SA (“LFT”). LFT is developing our initial commercial farming business based in northern Senegal focusing on the production and sale of alfalfa for cattle feed and nutrition purposes. Alfalfa is a vegetation-based protein primarily used in dairy cattle for milk and beef production.

We will sell alfalfa to owners and suppliers of cattle for feed and nutritional purposes, locally, regionally and for export. Over the next 2-3 years we expect to largely develop 25,000 hectares, or 62,000 acres, of land located in Senegal. We further aim to expand our footprint in Senegal including with the ANIPL Dairy Project as well as to other West African countries such as Mauritania and Niger.

Predecessor Company

Our predecessor company acquired LFT during the first quarter of 2018. Since that time considerable effort has been expended on preparing the farm for commercial operations, including ensuring the integrity of the water channels and other water assets, conducting best-in-class soil analysis and feasibility studies, and beginning to clear and prepare the farm pivots for commercial operations. As such, prior to 2022, there has been no commercial revenue and related contribution. The growing activity to that point has been on a small pilot scale with the resultant produce of rice and sweet potato largely being donated to the local communities. In addition, the intended strategy of the prior owners was to focus on farming a crop significantly different than alfalfa and as such various assets that had been acquired by the prior owners and taken over by our company were not suitable for farming of alfalfa.

Current Company

During the third quarter of 2021, we began preparing the soil, land, pivots, irrigation and infrastructure to begin planting our pilot program. We began planting alfalfa in January 2022 across 305 hectares. We began our initial harvest in April 2022, and we have continued harvesting the crop to date which resulted in an average of approximately 2.4 tons of alfalfa per hectare and a 15% to 24% protein yield. Initial cuts are typically lower yield in an alfalfa system due to the establishment of the root systems, and therefore the result of our initial planting is in line with global averages and our expectations. After the initial period of root establishment, it is our expectation, based on global historical experience and published scientific data, that the crop rotation cycle will occur every four-six weeks, allowing up to ten harvests during an annual period. From a seasonality perspective, it is our expectation that after the initial crops have been planted, other than potentially during a short rainy season, little seasonality should impact the rotation. Based on the yield and protein outcome results of the pilot, we expect to expand the pilot program to further test input and conditions to maximize yield before we begin the program of incremental planting expansion. Subject to our ability to generate future revenue from operations and sourcing additional outside investment, none of which are guaranteed, we anticipate our program will grow to 5,000 hectares within 18-24 months and ultimately to occupy as much of the 25,000 hectares as is practical. At 10,000 hectares, we would expect our annualized run-rate yield to be approximately 250,000 tons. Our initial expectations are that we will yield approximately 25 tons of alfalfa per hectare per year, based on 10 cuts per year and 2.5 tons per cut. Warmer climate experiences in geographies such as California, and colder climates such as Romania and Canada, give credence to these historical yield expectations. While the results of our pilot program enhanced our confidence in our potential alfalfa crop yields, we are a relatively new company with a history of losses and there is no guarantee that our production estimates will be sustained in a larger commercial practice. Our independent auditors have expressed substantial doubt about our ability to continue as a going concern. For the fiscal year ended December 31, 2023 the Company incurred a net loss of approximately $43.1 million. and used cash in continuing operations of $4.0 million. AFRAG incurred a net loss of approximately $26.3 million and used cash in continuing operations of $2.7 million for the year ended December 31, 2022. Because of the significant number of redemptions by our public stockholders, we only received approximately $2.9m distributions from the Trust Account in connection with our Business Combination, all of which was used to fund business expenses. Our operations have historically been financed principally by our majority shareholder, Global Commodities and Investments Limited and its affiliated entities, and there is no guarantee that we will generate enough sales or obtain additional financing necessary to support our continuation as a going concern.

For our initial production, we took the added step of complementing our deeply experienced team with the services of FGM International, a leader in agricultural project implementation, particularly in Africa. In addition, we engaged ICS, a leading agronomist specialist in crops, soil, water, agricultural machinery and more. ICS has been a successful supplier of efficient machines and high-quality seeds to farms in the Middle East and Africa for approximately 30 years.

Our Business Strategy

We have three primary business strategies: (1) Agricultural Production of Alfalfa and other Forage for Animal Feed (2) Environmental Carbon Offsets and (3) Aquaculture. Future complementary initiatives may be expected to include both commercial aquaculture and the vertical integration of alfalfa for dairy feed into milk powder.

In agriculture, our primary asset is the 25,000-hectares in Senegal. In addition to its 305-hectare pilot currently under cultivation, our focus will be on the development of the additional acreage in a methodical fashion at the LFT Farm, optimized on a non-dormant salt-hardy or sodic-variety alfalfa variety. Although the market for cattle feed is expected to develop locally and regionally, the immediate customer base will likely include off-take purchasers in Asia (including the Republic of Korea) and the Middle East (including Saudi Arabia and the United Arab Emirates). In certain of these markets, the production of forage crops is banned due to a chronic shortage of water in those geographies. This supply conduit’s sustainability is challenged for water supply related reasons. We anticipate growing identical crops in a similar fashion outside of Senegal, in the Niger River Valley and Mauritania. We expect to ultimately supply approximately a third of the current market with these three locations. The advantage of alfalfa, which we expect to produce ten cuts per year, is that it is a profitable and relatively fast production crop that can be produced efficiently in the environment where we will operate.

In aquaculture, we anticipate growing tilapia as part of a fertigation program in conjunction with Willing Hands. It generally takes between seven and nine months for a tilapia to grow to maturity and we anticipate harvesting them then at approximately 1.25 pounds, which yields two four-ounce fillets. The system will potentially contribute to the sustainable fertilizer nature of our approach, by using the fish’s waste as a natural fertilizer saving 95% of the water used in traditional agriculture. Leaf surface fertilization with liquid fertilizer produced from amino acids constitutes a potentially important source of nitrogen and is important for plant production. Fish emulsion is a fertilizer that is a half-decomposed mixture of finely ground up fish. It is then dried to kill micro-organisms. Fish emulsion contains up to 5% nitrogen with several trace elements that help improve soil microbes, resulting in more plant building blocks. We intend to participate in both marine and freshwater aquaculture when refrigeration facilities are established.

We intend to deploy certain of its cash flow from operations into the creation of a carbon sequestration and reforestation program. We anticipate that its carbon offset production will generate carbon credits to be sold on a global carbon emission market via a reforestation and soil enhancement program in areas adjacent to the LFT Farm initially, specifically from the Aleppo pine species, typically indigenous to semi-arid conditions. The markets for these credits increased substantially due to both corporate and government awareness and acceleration in terms of timing and magnitude. Typically, each metric ton of reduced emissions is represented by a financial instrument known as a carbon offset. In Niger, we have entered into agreements with the mayor and local governments of Ingall and Aderbissinatt under a 49-year lease term for the development of agricultural and carbon credit projects on the periphery of the Sahara desert. The project will involve the planting of a minimum of one million (1,000,000) hectares of trees in each area, for an aggregate of 2 million hectares to optimize the production of carbon credits in an area to be mutually agreed upon by the Parties with access to an underground aquifer for irrigation purposes for the sale of carbon footprints as well as water and usage rights. Each Municipality has also allocated an additional one hundred thousand (100,000) hectares of land in favorable areas for commercial production for local and industrial consumption of alfalfa (or other biomass products) on a large scale following hydrogeological and soil studies.

Given its access to large customers with a variety of nutritional needs, the potential for by-products, logistics and technology applications, scalable land and water assets, we anticipate additional business lines and revenue opportunities may emerge over time. This may include the production of additional breadth of crops, the management of cattle, opportunities in dairy, more expansive fish breeding, and ammonia and fertilizer production.

Current operations

We sell alfalfa to owners and suppliers of cattle for feed and nutritional purposes, primarily in Senegal and the surrounding regions in Africa (including the Economic Community of West African States (ECOWAS) region) and are targeting expansion for sale into Asia and the Middle East. Forage crops, such as Alfalfa have been banned from production in Saudi Arabia and the United Arab Emirates. In August 2021, we began preparing the pivots, irrigation and infrastructure to begin planting its pilot program. Center-pivot irrigation, also called water-wheel and circle irrigation, is a method of crop irrigation in which equipment rotates around a pivot and crops are watered with sprinklers, resulting in a circular area centered on each pivot that is irrigated. We began our pilot alfalfa program late in the fourth quarter of 2021 across 305 hectares. The initial harvesting of the pilot program crop began in the second quarter of 2022. To date, certain of the individual center pivot farm sections have been harvested between fifteen to seventeen times with yields to date averaging approximately 2.4 tons per hectare, excluding the first cut. Studies have suggested that it takes three to four harvests of the alfalfa crop before consistent yields are achieved. with yields increasing from the first harvest as the alfalfa root system is established. Therefore, certain of the results to date are in line with our expectations of being able to achieve 2.5 tons per hectare in later harvests.

Pursuant to a Presidential Decree in Senegal, dated March 20, 2012, we can utilize 20,000 hectares, of land in conjunction with an additional 5,000 hectares of land leased from the local community in Fass Ngom. As of December 31, 2022, more than $30 million had been invested by previous owners of the LFT Farm, including our largest shareholder, Global Commodities & Investments Ltd., which is controlled by Mr. Frank Timis. Beginning in March 2022, we initiated its business operations in Niger, with business incorporation and performing initial survey work regarding land and soil fertility. Water evaluation and hydrogeological studies are ongoing, along with preliminary recruiting of farming operators and development.

As part of its initial strategy, we have initiated commercial shipments of alfalfa to Arab States of the Gulf (Cooperation Council for the Arab States of the Gulf) customers and anticipates potential expansion to Europe and Asia as the market for exports grows in conjunction with global population growth. Beyond that we are actively selling to Senegalese owners and suppliers of cattle.

Because of the fragmented nature of the agriculture industry, we must make a commercial decision between selling our product to larger volume purchasers at lower price points with higher consistency and certainty of longer-term contracts versus the local less-developed market for alfalfa in the ECOWAS region, where a large amount of cattle exist and are malnourished. According to our estimates, based on a world average for meat pricing of $10 per kg, cattle bred for meat purposes will imply a potential five times return on an alfalfa nutrition regimen and potentially up to seven times for dairy purposes, given enhanced productivity driven by alfalfa. Additionally, the measured dairy productivity in Sahelian regions of 8 liters per day, compares to European and North American averages in excess of 30 liters per cow per day.

The local customer base is expected to develop rapidly. Based on an increasing cohesion as a community, farmers in the region are progressively replacing their indigenous cattle that produce only 1 – 2 liters of milk a day with exotic cattle that can produce between 20 and 40 liters a day, substantially increasing both productivity and income. Over 1,200 milking cows including Holstein variety have recently been imported under government initiatives to begin expanding the dairy production in an effort to begin addressing food security concerns. Various cooperatives partnered with the USAID’s West Africa Trade and Investment Hub, including the Association for the Promotion of the Livestock in the Sahel and the Savanna that cover 12 African countries involving about 15,000 members, and the West Africa’s regional livestock association, which works with national federations across the region. Additionally, in 2020 the World Bank approved a US$150 million credit from the International Development Association (IDA) to support Senegal in strengthening agricultural productivity and helping build resilient, climate-smart and competitive food systems. We believe vertical integration into livestock management may be justified given the material revenue potential.

Livestock production involves at least 20 million people across West Africa, where vertically integrated distributor chains connect producers in the Sahel with consumption basins in urban areas and the coast. Estimated heads of cattle in ECOWAS alone is 100 million according to the World Bank, which given archaic measurement techniques may be conservative. Livestock production, marketing, and processing generate income for participants along the value chain and provide food and nutrition security in the region. Intraregional livestock trade is highly informal, and it appears revenue derived from such commerce is not measured officially. Livestock, consisting mostly of cattle and small ruminants, are traded live and lead the intraregional food trade. The African feed industry is predominantly driven by the poultry market. In most countries, poultry is the main source of animal protein, accounting for 80% of the commercial feed locally produced. With a current population of 1.2 billion inhabitants, a level expected to reach 2 billion by 2050 according to the Economist, Africa faces a major challenge to supply animal protein to its people, with a consumption of two to five kilograms of animal protein consumption anticipated per year.

Projected Business Operations

We expect to expand alfalfa sales into the cattle market in the ECOWAS region that incorporates Senegal, recently tabulated by the Organisation for Economic Co-operation and Development (“OECD”) estimating that there are 60 million head of cattle, 160 million small ruminants and 400 million poultry in West Africa and the Sahel, translating to about 44% of the agricultural GDP in the region. Given a large number of artisanal cattle rearing, and minimal auditing and measurement, We believe this estimate may be conservative. According to the African Union, about 40% of the African landmass is used for pastoralism, though this differs between countries, with a pastoralist population estimated at 268 million. The market for alfalfa is expected to expand substantially in Africa as protein incorporated in diets grows to mirror the estimate of 25% of that of western consumption. While the cattle market reflects an evident need for alfalfa, due to the relatively small amount of heads of cattle per owner in Senegal, and a minimal amount of dairy or milking herds, and our limited experience in the Senegalese market thus far, we anticipate that the local Senegalese market will take some time to develop.

Over the next three to four planting seasons, we plan to develop 25,000 hectares, or 62,000 acres, of land in the Saint Louis region of northern Senegal (the “LFT Farm”) that will be capable of producing up to 625,000 tons of alfalfa per year in conjunction with a crop yield of approximately 25 tons per hectare per year. We expect that the crop harvest cycle will occur every four to six weeks, allowing up to approximately ten turns during an annual period. From a seasonality perspective, it is our expectation that after the initial crops have been planted before the rainy season little seasonality should impact the rotation. We expect that this will begin the program of incremental planting expansion that it anticipates will grow to 10,000 hectares within 18-24 months and ultimately to the predominance of the 25,000 hectares. The fulfilment of these growth goals is largely dependent on access to capital necessary for growth. Based on the foregoing, and by way of example, at 10,000 hectares we expect our annualized yield to be approximately 250,000 metric tons, and at 25,000 hectares, we expect our annualized yield to be approximately 625,000 tons. Our initial expectations are that it will yield approximately 25 tons of alfalfa per hectare per year. Such expectations are based on global averages that vary in regions which have lower yielding crops per year given winter or dormancy environments to those in more optimal growth conditions such as those in Senegal and Niger that have both sun, year-round conditions and water prevalence. This assumption is predicated on 10 cuts per year and two and a half tons per cut. Colder climates such as Romania and Canada give credence to these lower yield expectations by virtue of their temperatures. On expansion in Niger, using the same metrics, we would expect our potential production to expand up to 5,000,000 tons per year. If a commercial strategy of solely forage crop development is pursued, our farming operations in Niger would be expected to develop in sequence with its further commercialization of its Senegalese properties. However, there are risks and uncertainties associated with completing our developments on schedule, which include access to capital, global supply chain issues and issues related to shipping logistics. While the results of our pilot program enhanced our confidence in our potential alfalfa crop yields, we are a relatively new company with a history of losses and there is no guarantee that our production estimates will be sustained in a larger commercial practice or result in enough sales to support our continuation as a going concern. Any expansion of our operations beyond our current 305 hectare pilot program will be dependent on our ability to generate future revenue from operations and sourcing additional outside investment, none of which are guaranteed. In addition, while our pilot program enhanced its confidence in its potential alfalfa crop yields, there is no guarantee that our production estimates will be sustained in a larger commercial practice.

Relative Crop Yields

Our pilot yields in both sweet potato and rice point towards crop yields approximately 67% and 30% higher, respectively than other global environments due to soil quality, sun index and water abundance. Our alfalfa pilot study produced plant growth and yield characteristics that exceed global averages, similar to its rice program. While we cannot guarantee that our future alfalfa yields will continue to exceed global averages, the results of the initial pilot program for alfalfa that began to be harvested in the second quarter of 2022 depicted a similar result of exceeding global averages and we believe is predictive of the yield and resultant of future operations. The company expects the cultivation of other high-productivity forage including Sorghum Sudan Napier as a complement to its alfalfa crop.

Alfalfa

Alfalfa plays a significant role as a type of livestock forage for animal feed, due to its high protein and digestible fiber content. The crop is mainly used for feeding dairy cows, cattle, horses, sheep, and goats. The crop is highly adapted to hot and arid conditions, typical of the Sahara desert in which we operate, which allows for particular sun-cured alfalfa hay (dehydrated) to grow in a favorable environment. Abundant and regular irrigation by pivots allows high yields and, under optimum conditions, approximately a harvest every 28-30 days, when not impacted by the wet, rainy season, which based on the last 30 year history typically occurs 45-50 days per year. An alfalfa crop is usually planted for four or five years, with on average a cut each month in a country with the same heat and humidity as Senegal, such as the Imperial Valley of California where data is available. In North America, despite its seasons, the average total yield is 20 to 35 tons per hectare (or 8 to 14 tons per acre) per year (distributed in five or six cuts). Top yields (intensive farming) can exceed 40 tons per hectare or 16 tons per acre per year, and have been recorded in the Imperial Valley in California and Minais Gerias in Brazil. The alfalfa plant is highly adaptable to varying cultivation and weather conditions, showing great tolerance to drought. This can be achieved due to its root system, that can penetrate up to 15 to 30 feet. (4.5 to 9 meters), searching for water and nutrients. The average length of the root is four to five feet (1.2 – 1.5 m). The upper part of the plant is shorter compared to the root system. The plant’s height ranges from two to four feet (60 to 120 cm). The alfalfa plant thrives in well drained soils, as moist water laden soils promote the development of various diseases.

Furthermore, alfalfa has a high impact on carbon sequestration, and we believe alfalfa can generate over 4 tons per hectare per year of carbon credits, an additional commercial strategy to which we aspire. Alfalfa is effective at sequestering carbon for a number of reasons, including its status as a perennial and a deeply rooting plant. While crops like corn and soy often have a net neutral or negative impact on carbon sequestration, carbon levels in the soil are elevated when alfalfa is included as part of the rotation. The root system of the alfalfa plant also lends itself to decreased amount of erosion potential with minimal amounts of soil leaving a field under alfalfa cultivation providing an additional key positive. Alfalfa is a nitrogen fixer that invests resources into its roots, keeping the soil dry thereby reducing decomposition, even in degraded soils.

Alfalfa is a high-protein roughage which is usually about 15 – 25% crude protein, over 50% total organic nitrogen and high in fiber and calcium. Alfalfa and corn generally complement each other, and in concert can form the basis for cattle diets. Grass hays are frequently low in protein and some alfalfa can raise the protein level for beef cattle or dairy purposes at the time of feeding. Low quality grass hay also spends more time in the rumen during digestion than alfalfa hay (70 compared to 36 hours). Therefore, animals fed some alfalfa hay can generally eat more, gain weight faster, produce more milk and maintain themselves in better condition. Alfalfa has an initial rate of ruminal digestion that is five to ten times greater than that of most grasses. The rapid microbial colonization and digestion of alfalfa reduces particle size and increases the passage of digesta from the rumen, enabling the animal to consume greater quantities of forage. Alfalfa is an excellent forage for high-producing cows. Cows efficiently use the high levels of protein, calcium and high-quality fiber in alfalfa for producing milk. Alfalfa has the potential to double the weight of livestock in as few as seven weeks, based on the U.S. experience.

According to the USDA, livestock requires the following amounts of protein per day:

Crude Protein (lbs per day)
Required	1.80
Supplied by Forage	0.88
Supplemental Need	0.92

In general, consumption of the original forage resource declines when cattle are fed concentrate feeds at the rate of 0.5 percent of body weight (six pounds for 1,200 — pound cows) or more. Substitute feeding is more frequently used for growing cattle than it is for mature beef cows. A lactating dairy cow can consume 14 to 16 lbs/day of alfalfa hay as a part of a mixed ration, or higher amounts on a more forage-intensive diet.

There are over 200 known varieties of alfalfa, but only six to eight are used commercially in scale. We chose three varieties to refine our strategy in Saint Louis, Senegal derived from semi-arid conditions in Australia in our pilot studies, and anticipate purchases for its expansion to be derived from TopNotch Seeds, Inc., a seed producer in California. Further study and dynamic refinement of optimal culture will be conducted simultaneously with additional harvests of the pilot, and during additional phases of the commercialization. Generally, different alfalfa varieties perform differently in various growing regions. The preparation for the cultivation of alfalfa starts during the summer of the previous year. Most farmers initiate preparation by fixing soil pH and gypsum levels. Many farmers add lime, through deep tillage, at a quantity of three to four tons per hectare. Lime is believed to increase the activity of nitrogen-fixing Rhizobium bacteria, while functioning as a soil conditioner. It is typical to add two to three tons of fertilizer per hectare before applying any nutrition or tillage method. Specific soil bacteria, called rhizobia, can infect the roots of legumes, like alfalfa. Unlike the response to pathogenic bacteria, legumes produce specialized root structures called nodules, into which the rhizobia grow. There they are fed and protected by the plant, they multiply, and they capture Nitrogen gas from the air and convert it to amino acids that the plant uses for growth.

Harvest of alfalfa normally takes place just before the flowering season in North America, in contrast to Africa and Senegal where seasons are less distinct. The machines used to harvest alfalfa typically cut the alfalfa as low as possible, without damaging the crown of the plant. The most common alfalfa harvesting technique is to use a harvest machine to chop the plants, arrange them in rows and allowing them to dry in the field. In this case, an unexpected rain will make the plants incur mold and may result in the decrease of the production’s quality. Following this step, a machine passes and turns two rows of harvested plants into one. After ensuring that the plants have dried, a tractor pulling a baler arranges the hay into bales that weigh from 100 to 2800 lbs. (50 to 1300 kg). The typical customer purchase for destination Saudi Arabia is 500-1,000kg bales, while Korea and certain markets in Asia prefer smaller bale sizes (below 100kg). While some of the global industry utilizes dehydration units to reduce water content for export, which facilitates an ability to transport large quantities, our customer base reflected a large intent to purchase a sun-dried variety which commands a price premium.

Due to its climate, and year-round heat, we will be using a non-dormant variety of seed for our pilot and our additional follow-up commercial program. Due to the nature of the shipping distances, and supply chain delays, the distance from Australia and California, we will investigate and compare yields in the initial stages of its planning, and may experience small variability in outcome.

Alfalfa in the United States and Global Markets

The alfalfa market in the United States is expected to grow at a compound annual growth rate of 5.89% over the forecast period to reach a market size of $20.5 billion in 2025 from $14.6 billion in 2019, according to industry analysis Marketwatch. Marketwatch also indicated that the global alfalfa hay market size was valued at USD $30 billion in 2022 and is forecast to a readjusted size of USD $36.4 billion by 2029 with a compound annual growth rate of 2.6% during the review period. As a component of the projected global growth, overall meat consumption is expected to account for 82% of the needs of the growth of alfalfa supply. The Asia-Pacific region led by China and the Latin American countries, with Brazil leading the region, are estimated to contribute to most of the global supply expansion of alfalfa. Growth in demand will be led by Organization for Economic Cooperation and Development (OECD) countries in the next decade. Capacity building, improved agriculture, increasing integration of modernized, and intensive production technologies are expected to increase the growth in supply in these countries.

The United States production of alfalfa accounts for 51.7% globally. In addition, the United States is also the world’s largest exporter of alfalfa. Over the past 10 years, as water shortages have become more common, the shrinkage in alfalfa acreage has become a driver to increased pricing. According to the National Agricultural Statistics Service, of the United States Department of Agriculture (USDA), California farmers in 2020 harvested just 515,000 acres of alfalfa, down from more than 1 million acres in 2010. Alfalfa plays a central role in the United States as a feed crop that complements high energy feed sources and substitutes, to some extent, for other sources of protein and roughage. For these reasons, the market for alfalfa is closely linked with markets for other feeds and grain and oilseed markets more broadly. Alfalfa is used in livestock rations, and especially dairy rations in the west. For this reason, alfalfa markets are closely linked to the commercial market for milk. The market for grains and oilseeds is global, as are the markets for meat, processed dairy products and, to an increasing extent, alfalfa hay. Fluid milk and high moisture content roughages have relatively low prices per unit of weight and are expensive to ship long distances. The USDA’s Foreign Agricultural Service (FAS) estimated 2020 total alfalfa and other hay (mostly grass) exports from the United States at almost 4.1 million MT, from non-existent production in 1980.

The USDA National Agricultural Statistics Service (NASS) estimates the value of alfalfa hay and hay products produced in the United States at $8.8 billion per year. Alfalfa is the fourth most widely grown crop in the country behind only corn, soybeans, and wheat Approximately 40% of the alfalfa produced in the United States is located in 11 western states. This region also supplies the vast majority of the seed for the nation’s alfalfa plantings, and it contributes significantly to exports of alfalfa hay and seed to Asia and the Middle East. Western states played a crucial historical role during the development of alfalfa in the United States, with production developing nationally the latter half of the 19th Century. A recent survey of western states showed a wide variety of production practices, ranging from 2 to 10 cuts per year, from very dormant to non-dormant varieties grown on soils from heavy clays to beach sands. While alfalfa is a relatively non-complex crop to grow, water, relative logistics and irrigation management are considered key limiting factors to large scale development.

All global agriculture markets have been impacted by supply chain disruptions directly attributed to the COVID-19 pandemic. The agricultural supply chain connects livestock and crop producers to processing and packing firms who in turn supply wholesalers, who then supply commercial, institutional, and retail customers who ultimately deliver agriculture products directly to individuals and households. Traditionally, disruptions to the supply chain resulted from regional disasters like fire, seasonal impacts like drought, or industry-specific disturbances such as labor disputes or regulatory challenges. However, disruptions stemming from COVID-19 have been global rather than regional, occurring with uncertainty of resolution rather than seasonal, and impact all sectors along the supply chain including producers, transportation, processors, points-of-purchase, and consumers. The health and economic fallout felt globally from this pandemic is impacting world trade. Global markets have been reduced since the outset of the pandemic, including those for agricultural products. Beef trade was hit by both a reluctance to allow shipments into some countries and the economic impacts of the pandemic. The same general health and economic forces that impacted the meat sector also disrupted the dairy sector. Processing was curtailed by workers contracting the virus in milk processing plants. Demand has been hampered by constraints to consumption, particularly from closures at restaurants and institutions such as schools, but also by loss of income. With reduced bottling and processing, prices fell sharply to historically recorded levels. There has been recent recovery in processing and prices. Additionally, by virtue of U.S.-China trade tensions, shipments to China have fallen appreciably during the same period.

Saudi Arabia is unable to grow alfalfa because previous cultivation of these crops drained the country’s ancient aquifer. In 2015, the Saudi Arabian government banned the local production of green forage for animals, for which groundwater would be used, on farms over 120 acres. Saudi Arabia, with 10 million tons per year of imports of forage crops, and the United Arab Emirates (UAE) with 2.5 million tons per year of imports, and large growing populations and regional distribution systems are globally reliant on consistent foreign alfalfa supply chains. For that reason Almarai, Saudi Arabia’s largest dairy, and the UAE’s Al Dahra started a trend of acquiring farmland in the southwest of the United States. Over the past 20 years, foreign companies have purchased more than 250,000 acres in six southwestern states for agricultural use. In addition to the Gulf countries, China, South Korea and Japan are substantial importers of alfalfa hay from the United States. Due to banning on local production of forage crops in many high demand countries, We believe that the demand dynamic for alfalfa will be impervious related to dynamics concerning the COVID-19 pandemic and future similar occurrences. Furthermore, the scrutiny on water administration in the Western United States is further expected to reduce supply and subsequently increase pricing for the commodity.

Additional applications of Alfalfa

Furthermore, alfalfa has considerable potential as a feedstock for production of biofuels and other industrial materials because of its high biomass production, perennial nature, ability to provide its own nitrogen fertilizer, and valuable co-products. Utilization of alfalfa as a biomass crop has numerous environmental advantages. There is an urgent need to increase the use of perennials in agricultural systems to decrease erosion and water contamination. Annual row crop production is a major source of sediment, nutrient (nitrogen and phosphorus), and pesticide contamination of surface and ground water. Perennial crops such as alfalfa can reduce nitrate concentrations in soil and drainage water and prevent soil erosion. Alfalfa cultivation also increases soil fertility through nitrogen fixation, improves soil quality, increases soil organic matter and promotes water penetration into soil. Alfalfa leaves and stems can be easily separated. The stem fraction is high in cellulose, the substrate needed for ethanol production. The leaves of alfalfa constitute approximately 45% of the total harvested crop and can be used as a valuable co-product. The leaf fraction contains 26 to 30% protein. Cutting frequency and pasture age are strategic variables in defining alfalfa crop management aimed at increasing biomass yield.

The concept of value-added agriculture is a portfolio of agricultural practices that enable farmers to align with consumer preferences for agricultural or food products with form, space, time, identity, and quality characteristics that are not present in conventionally-produced raw agricultural commodities. As defined by the U.S. Department of Agriculture, value-added products are (i) a change in the physical state or form of the product, (ii) the production of a product in a manner that enhances its value, as demonstrated through a business plan (such as organically produced products), and (iii) the physical segregation of an agricultural commodity or product in a manner that results in the enhancement of the value of that commodity or product (such as an identity preserved marketing system). As a result of the change in physical state or the manner in which the agricultural commodity or product is produced and segregated, the customer base for the commodity or product is expanded and a greater portion of revenue derived from the marketing, processing or physical segregation is made available to the producer of the commodity or product. We believe that this approach has not been magnified on the African continent, and is integral to our long term strategy.

Alfalfa undergoes various stages of processing to attain final customized product form such as pellets and cubes. The chain of processes includes harvesting, drying and densification of alfalfa. The goals of harvesting or to cut alfalfa at the growth stage provides the optimum combination of yield and quality and to maintain quality and minimize losses through proper preservation. The main difference between the alfalfa products is moisture content. Pelletizing may have a precipitous impact on the selling price of a ton of Alfalfa. However, only some markets have a preference for this form of feed and due to the generation of bicarbonates during the chewing and rumination process by cattle enabling digestion, not all markets and customers are focused on pellet form delivery. We intend to commercialize cubing units for up to 50 percent of our production capacity in Senegal for markets such as the United Arab Emirates and China that prefer delivery in this form. This will require additional capital expenditure and management focus.

Alfalfa grown at our LFT facility in Senegal is expected to have a competitive advantage versus that of United States origin. For decades, a significant portion of alfalfa grown in the western United States, as much as 17 percent in 2017, has been loaded onto trucks, driven substantial distances to ports on the west coast, and shipped to global destinations, primarily to China, Japan, Korea, Taiwan, the United Arab Emirates, and Saudi Arabia. The nautical distance from Dakar to the Persian Gulf is exactly half versus to the western United States, or 7,346 nautical miles vs 14,602 nautical miles. While port congestion and supply chain disruptions are temporary based on pandemic related aberrations, transportation distance and logistics are anticipated to be a major differentiator of our business operations. Additionally, because of the relative one-sided nature of cargo towards destinations in West Africa, with relative trade imbalance and lower export at present, there are vast resources, including empty containers available.

Corporate farms, researchers and policymakers warn drained aquifers threaten access to water for drinking and future crop production. The export of crops and the water used to grow them, known as virtual water, has been accelerating despite concerns that in drought-stricken areas such as the southwest of the United States, this system is unsustainable in the long term. Although virtual water itself is not inherently problematic — and can even reduce water usage in some cases — its extraction from water-stressed communities is sounding the alarm as water crises become more acute. Even as the Colorado River Basin enters its 21st year of sustained drought and climate change threatens to further exacerbate water scarcity, virtual water trading is expected to triple globally by 2100, with a large share moving from the United States to other countries. With scant rainfall, the southwestern aquifers, as well as the Colorado River, provide the main sources of irrigation water in the region, and both are threatened by drought and over drafting. Agriculture uses about 80 percent of the water in the Colorado River basin. In August 2021, the Federal government officially declared the first-ever water shortage in the Colorado River basin, which are expected to lead to mandatory water cuts in some states and Mexico in 2022. The shortage was triggered because water levels in Lake Mead on the Nevada-Arizona border, the largest reservoir in the United States, are projected to drop to a level where it can’t meet the water and energy demands of communities in the western United States.

Water policy advocates have long criticized the practice of growing water-intensive crops for export in water-scarce areas, focusing mainly on American companies and farmers. Now, though, foreign companies buying land to export those same crops are starting to receive more scrutiny under recent drought initiative acts of Congress. According to the USDA, as of 2019, 35 million acres of land are held directly by foreign investors, a number that doubled between 2004 and 2014. In January 2023, the states belonging to the Colorado River Compact of 1922 missed a federal deadline to resolve an agreement to make water use meet the Colorado River’s declining capacity, leaving the decision in the hands of the federal Bureau of Reclamation. On May 23, 2023 representatives from the seven Colorado River Basin states agreed to the submission of a Lower Basin, consensus-based system conservation proposal. The three Lower Basin states of California, Arizona and Nevada committed to measures to conserve at least 3 million-acre-feet (maf) of system water through the end of 2026, when the current operating guidelines under the compact are set to expire. Of those system conservation savings, 2.3 maf will be compensated through funding from the Inflation Reduction Act. Once officially approved by the Bureau of Reclamation, which operates the dams on Lake Mead and Lake Powell, the new agreement would be in place through 2026. We are aware of numerous federal, state and municipal considerations in the Western United States that will affect water usage for purposes of Alfalfa for export that are currently under revision given the water crisis.

Of vital concern to Chinese national interests, the Ministry of Agriculture, Government of China reportedly issued the “National Alfalfa Industry Development Plan (2016 – 2020)” with the aim to boost the production of alfalfa. The objective was to achieve production capacity of 5.4 million tons by 2020. The plan is reportedly a part of the recent changes in agricultural policies of China which is to promote planting of fodder among others, given the population growth. The growth of the organic segment of the alfalfa market is also expected during the next few years. This is particularly due to the cognizance of high-quality feed that results in the production of quality and safe products of animal origin. Further, in the European Union, Regulation (EU) No 2018/848 came into force on January 1, 2021 with the rationale of ensuring the integrity of organic production at all stages of the production and processing and distribution processes of animal feed, among others.

The United States, at 61% of global value, is the world’s leading hay exporting country, followed by Australia, Spain, Canada and Italy. While some forage is exported from other countries such as Argentina, Sudan, Morocco, France, Germany, Mongolia and Romania, these countries make up less than 11% of the world trade according to the International Trade Center. An important development in the past decade has been the emergence of China and Middle Eastern markets. These markets rose from negligible amounts in 2007 to millions of MT per year in 2017 for alfalfa. This increase was driven primarily by rapid expansion of modern dairy farms in China and Korea, and limitations of water resources in Saudi Arabia and the UAE. Water limitations and distance to markets are also major limitations in China. In 2007, about 85% of United States exports went to Japan and Korea. Over the past decade, China has become the largest importer of alfalfa from the United States, accounting for over 40 percent of total U.S. alfalfa exports. Shipments to Japan and Korea have grown as well, but Korea has been surpassed by Saudi Arabia and the UAE. The Middle East is second to Asia as the most important market for exported United States alfalfa. Water resource availability in many parts of the world plays a key part in the demand, as well as the supply, for international trade in forage crops. UAE and Saudi Arabia, both water-poor countries, have made domestic policy decisions which aim to stop the utilization of groundwater for forages.

With an effective rooting zone of four to six feet and the potential to reach 20 feet, alfalfa is capable of extracting nearly 70% of the available water in the soil. Growing demand for water-intensive products like meat and dairy are expected to spur even more virtual water exports. In a 2020 study in the journal Nature Communications, researchers estimated that virtual water exports around the world could triple by the end of the century, from 961 billion cubic meters in 2010 to 3,370 billion in 2100. The trade in non-renewable groundwater is expected to form a significant share of that increase, growing fivefold by 2050 and doubling its 2010 value by 2100. The United States is expected to be the biggest exporter of non-renewable groundwater according to the study, with exports going to the Middle East, South Asia, and Africa.

Because to this date, the Western United States commands such a material part of the world’s Alfalfa exports, we are watching the development of land use and expense in the Colorado River Basin which is a primary source for farm and rangeland irrigation across 5.5 million acres of land and is also used for municipal and industrial purposes by the region’s 40 million-plus residents. The region’s hydroelectric infrastructure provides up to 42 gigawatts of electrical power annually to area customers. As a result of the Colorado River Compact of 1922, the basin was split into two separate water apportionment regions, the Upper Basin, which covers Colorado, New Mexico, Utah, Wyoming and a small section of Arizona, and the Lower Basin, which covers the majority of Arizona and provides water to populated sections of Southern California and Nevada. Under the compact, each basin is allocated 7.5 million acre-feet (maf) yearly, with an additional 1.5 maf dedicated to Mexico. As the 100-year anniversary of the Compact lapses, 29 Native American tribes are renegotiating water allocations, along with other environmental issues. The tribes hold as much as 20% of the Basin’s water rights, equating to 2.9 million acre feet.

The State of California historically profited from other states not using their full water allocations. California has traditionally been diverting unused water apportioned to other states. Although allocated 4.4 maf of Colorado River water, California was using about 5.2 maf approximately 75 years after the compact was signed, 25% more than its allocation. In response to a directive from the Secretary of the Interior, California is working on a plan to limit its use of Colorado River water to 4. 4 maf per year, its legally apportioned amount. Nevada is seeking to obtain additional Colorado River water for the rapidly growing Las Vegas area, and Arizona is devising plans to use its entire entitlement, by banking or recharging water not presently needed. Further state-wide disputes are expected to contribute further to the water use efficiency, and to help our competitive positioning.

The Department of the Interior declared the first-ever Colorado River Basin water shortage on August 16, 2021. Arizona and Nevada, which combined generate nearly $6 billion in agricultural receipts, are expected to be directly impacted by additional cuts to water allocation. Continued drought conditions risk additional cuts across the Colorado River Basin, jeopardizing thousands more farm and ranch operations’ access to vital water resources. Agriculture is not expected to eliminated, just materially curtailed and more expensive, experiencing a jump thus far of over 40% in the cost of water per acre foot in 2021. It is expected that unavoidable reductions in farm water supplies and hydropower generation, ecosystem degradation, and urban areas will be needed to conserve water. In October 2022, U.S. Rep. Ruben Gallego (Phoenix, Democrat) filed the Domestic Water Protection Act of 2022, attempting to impose an excise tax of up to 300% on foreign entities exporting crops from dry parts of the country, an issue faced by Arizona, but certainly encompassed by other states that are governed by the Colorado River Compact.

Agriculture is a major component of the Colorado River Basin’s economy. This acreage provides economic inputs to both the U.S. and Mexico. As an example, in 2012, the seven U.S. states located in the Colorado River Basin produced roughly $37 billion in crops and $24 billion in livestock (USDA 2014). In Colorado, 85% of the water goes toward agriculture. A substantial portion of this is alfalfa. It is largely expected that these highly sensitive federal water issues will continue to undermine the cost structure of our competitors, and act as a major competitive edge for our operations and expansion.

We believe that access to an abundant and inexpensive water will remain an uncompromising barrier to entry for its competitors. The LFT Farm is surrounded by the Senegal River and the Lac du Guiers, and is 60km from the Atlantic Ocean, providing surface water access. Such access provides our water at approximately 1/100th of the cost of its foreign competitors, which also dramatically decreases our logistical challenges. Furthermore, the Senegal river is emptying to the Atlantic Ocean at the point where water is being extracted for irrigation, thereby not impacting other areas of commerce or environment.

We believe that alfalfa farming represents a sustainable agriculture product that can reconcile high productivity with preservation of the environment, and at the same time allow us to compete in a global market. Alfalfa can help to meet the challenges of climate change and pollution reduction, by favoring crop rotations capable of better preserving the soil and controlling weeds. The utilization of alfalfa through grazing may also reduce risks of pollution and production costs. Alfalfa will keep an important place in European agriculture, because it sustainably supports high quality dairy productions. These unique features can be further improved through technical and varietal innovation.

In addition, approximately half of the world’s farmers utilize livestock as a source of organic fertilizer enabling them to respond to the growing demand for organically produced food products. Alfalfa is a three-to-five-year cycle crop, and every year 20% of the alfalfa is pulled out and replanted as a part of the crop’s normal cycle. Additionally, Alfalfa is used to make biochar, a super charcoal made by heating any biomass oxygen. All of the cellulose, lignin and other, non-carbon materials gasify and are burned away. What remains is pure carbon — 40% of the carbon originally contained in the biomass, with an ability to create organic content in the soil.

We anticipate that our LFT Farm will deploy recent scientific and technical advances available throughout our development, and the processing and distribution processes to maximize its alfalfa output. We will incorporate U.S.-style good agricultural practices, or GAP, into our operations and will seek to integrate our customer’s agricultural and other practices into its processes and procedures so that buyers will have confidence that the product they purchase from us satisfies their standards. We believe that we will be among the only independent alfalfa manufacturers in Africa to employ these practices in its operations as we seek the highest quality products to sell in their home countries.

Biofuels Market

Because of alfalfa’s protein as well as its energy content, the relevance of alfalfa as a biofuel promises another area of our evaluation. Alfalfa leaves constitute approximately 45% of the total harvested alfalfa crop and can be used as a valuable co-product. The leaf fraction contains 26% to 30% protein. Cutting frequency and pasture age are strategic variables in defining alfalfa crop management aimed at increasing biomass yield. Alfalfa is a high-protein roughage which is usually about 15% to 25% crude protein, over 50% total organic nitrogen and high in calcium. By virtue of our access to by-products, its sun exposure and water access, we believe we will be able to participate in the global biofuels market. Replacing fossil fuels with biofuels has the potential to generate a number of benefits. In contrast to fossil fuels, which are exhaustible resources, biofuels are produced from renewable feedstocks, with substantially lower emissions. Thus, their production and use could, in theory, be sustained indefinitely. Bioenergy, derived from plants that use sunlight and CO2 to assimilate carbon into biomass, has emerged as a potentially sustainable energy source with low climate impact. Biomass quality depends on the plant composition, as cellulosic biomass is primarily comprised of cellulose, hemicellulose, lignin, and lesser amounts of other extractable components such as pectins and proteins that make up the plant cell wall. As the world transitions to sustainable energy systems, we are confident that we can agronomically select alfalfa for increased biomass should the needs of our customer base transition over time to simple supply of cattle feed, by selecting alfalfa that is left for longer duration with longer growth, which is typically deemed more appropriate for biofuel.

Livestock, which consume alfalfa, produce significant amounts of methane as part of their normal digestive processes. Direct livestock emissions account for about 70% of greenhouse gas emissions by the agricultural sector and approximately 10% of total greenhouse gas emissions, the third largest source of greenhouse gas emissions after the energy and transport sectors, according to the Environmental and Protection Agency (EPA). We are evaluating technology that will integrate additives for digestion with its alfalfa product and reduce methane emissions, that is derived from the use of algae as a probiotic.

Research suggests that reduced lignin alfalfa genotypes, currently in early commercial development for improved forage quality for dairy cows, will also have a higher ethanol yield compared to standard alfalfa types given experiences in recent studies that showed a more than 50% increase in sugar yield. (Current Opinion in Biotechnology; Volume 56, April 2019, Pages 49 – 55; Development and commercialization of reduced lignin alfalfa; Jaime Barros; Stephen Temple; Richard Dixon.) New transgenes conferring increased drought tolerance, increased biomass and improved protein quality are also being evaluated and will also likely have applications for both dairy and biofuels uses. Recent technological breakthroughs in harvesting technology and lignin modification further enhance the potential of alfalfa as a key biofuel feedstock. While we believe it will be able to compete in the biofuels market, and that its participation in such market can be a key part of its growth strategy, we have not incorporated any anticipated biofuel revenues into its forecasts and does not intend to do so until its specific strains and varieties have been identified.

Road transportation, flights, and shipping are heavily dependent on fossil fuels, generating 29% of greenhouse gas emissions during 2019 and approximately 7.3 billion metric tons of carbon dioxide annually, the last year of relevance prior to the outset of the pandemic. Biofuel replaces traditional fuels with those made from plant material or other renewable feedstocks. The two most common types of biofuels in use today are ethanol and biodiesel, both of which represent the first generation of biofuel technology. The International Energy Agency’s in a report from November 2021 on transport biofuels stated biofuel demand needs to increase form the 5% growth per year on average from 2010 – 2019 to average growth of 14% per year to 2030 to reach net-zero emissions by 2050, hence boosting targets for sustainable growth. The biofuel market has been hampered by lack of commercial scale, as well as the need for conversion technologies. The integration of our downstream ability to feeds animals, and derive animal fats as byproducts, coupled with optimal conditions for vegetable oils give us confidence in our aspiration to participate in the biodiesel space.

As our ability to work with dairy customers is established, a relatively nascent industry in Senegal, we anticipate the ability to capture naturally produced methane gas, which capture methane gases from cow waste, are the most efficient way to mitigate dairy emissions. The state of California has thus far spent over $300mm developing this technology. Typically, manure is flushed from cow stalls into an anaerobic digester, a sealed dam-like structure. Microbes that develop without oxygen break down the manure, thus releasing biogas, that is trapped under the cover, ultimately transported via pipeline to a facility that converts it into electricity or renewable natural gas for transportation fuel. This is an aspirational example of a new industry that could be derived from our alfalfa production.

Alternatives to diesel fuel include biodiesel and renewable diesel. Biodiesel, derived from fats such as vegetable oil, animal fat, and recycled cooking grease, can be blended with petroleum-based diesel. Some buses, trucks, and military vehicles in the U.S. run on fuel blends with up to 20% biodiesel, but pure biodiesel can be compromised by cold weather and may cause problems in older vehicles. Renewable diesel, a chemically different product that can be derived from fats or plant-based waste, is considered a “drop-in” fuel that does not need to be blended with conventional diesel. Other types of plant-based fuel have been created for aviation and shipping. More than 150,000 flights have used biofuel, but the amount of aviation biofuel produced in 2018 accounted for less than 0.1% of total consumption. An industry clearly in transition, in March 2022, Airbus conducted the first ever flight of its giant A380 jumbo jet using 100 percent biofuel, aspiring to bring the world’s first zero-emission aircraft to market by 2035. Adoption of biofuel by the shipping industry is also at levels far below the 2030 targets set by the International Energy Agency.

Renewable natural gas, or biomethane, is another fuel that could be used for transportation as well as heat and electricity generation. Gas can be captured from dairy operations, landfills, livestock operations, wastewater, or other sources. This captured biogas is then refined further to remove water, carbon dioxide, and other elements so that it meets the standard needed to fuel natural-gas-powered vehicles. A variety of feedstocks are currently under investigation for use as a source of biogas, all of which we believe we are well positioned to commercialize. Transitioning to biofuel only requires a modest reconfiguration, and not a full replacement, of existing infrastructure such as buses, gas stations, airplanes, refineries, automobiles and trucking fleets. For that reason, we believe the utilization of carbon mitigation strategies such as those provided by biofuel will act as an additional tool for climate change strategies.

Vegetable oils and animal fats are converted into biodiesel via a chemical process called transesterification, after which they are blended with diesel and used in trucks. Today, biodiesel accounts for about 3% of the diesel fuel sold globally. For comparison, 10% ethanol is blended into most of the gasoline sold today. Today, more than 78% of diesel vehicles coming off production lines are approved for up to B20 (a blend of 6% to 20% biodiesel) use. Biodiesel has several environmental benefits when compared to petroleum-based diesel fuel: it reduces lifecycle greenhouse gases by 86%; lowers particulate matter by 47%, reduces smog and makes air healthier to breathe; and reduces hydrocarbon emissions by 67%. Because of a livestock population in abundance in the ECOWAS region, we believe we are well positioned to participate in the growth of the commercial scale of this industry, via growth and production of the most cost effective and efficacious product varieties. While we have access in both geographic environments of Senegal and Niger ample scale to generate all of these products, and despite alfalfa being the foundation of its approach, we recognize there are significant challenges to enter this aspirational business, including barriers to entry, heightened competition, and significant time lags from return on investment.

In conjunction with our academic partners, we intend to conduct a feasibility study in 2024 on the growth of algae and its viability of use both as a pro-biotic to reduce emissions from cattle, as a biofuel with absorptive carbon properties, and additionally as a protein source for cattle feed and human nutrition purposes. Algae, being the fastest growing plant in the world, have potential of producing 23,000 liters of biofuel per acre which is an improvement compared to crop-based feedstocks, according to EIA International energy: outlook. Energy Information Administration, Office of Integrated Analysis and Forecasting US Department of Energy, Washington, DOE/EIA- 0484, 2006) Algae-based biofuels are also known as “third-generation biofuel” which do not compete for agricultural land, water and food. Although algae-based biofuels have a better potential than crop-based biofuels, algae do not accumulate significant quantities of storage lipids or triacylglycerols unless they are subjected to stress conditions. Thermal degradation of algae biomass produces hydrocarbon gas and oil. The bio-oil may not only be used as a fuel but also for the production of useful chemicals such as resins, fertilizers, solvents, and alcohols. A feasibility would entail an analysis to (I) extract the lipids of the selected algae variety for biodiesel production through transesterification and analyze the FAME (Fatty Acid Methyl Ester) necessary for biodiesel production, (II) conduct degradation of the remaining algae biomass for fuel production and test its quality, (III) assess the energy efficiency of such approach, and (IV) assess the integration of algae as a probiotic for methane degradation in conjunction with our alfalfa production and its impact on protein content. However, this study is aspirational in nature and will require further clarification of our current protein and fiber content.

Relative Logistics

We believe that the infrastructure at its LFT facility will be a driving factor behind our quality and consistency in reliably providing products for export. The LFT Farm currently approximately 235 km on paved roads from the Dakar port where freight passage to Dammam port in Saudi Arabia or Dubai in the United Arab Emirates is easily managed. The Blaise Diagne International Airport, 43 km east of the capital city of Dakar and 275km from the LFT Farm, commenced operations in December 2017. Furthermore, the current port cargo traffic supports an abundance of empty containers, that will be necessary to forward cargo onwards to its customers in the Gulf region.

We anticipate building a 20MW solar power plant on the facility of the farm, with expansion potential for up to an additional 40MW should it be necessary and grid derived power prove inadequate. The absence of consistent and inexpensive power is a large reason for large scale commercial farming not having been pursued on the African continent with successful results thus far, and we expect having our independent power plant to be a major competitive advantage when it is commissioned, due to consistency and long term economic benefit. The solar photovoltaic power plant developer is MPS Infrastructure Inc, (“MPS”) which will commission the design and will finance, build and operate the solar plant. The design for the plant has been provided by ABB (Switzerland) which concluded analysis of power needs with respect to 53% of power to be provided directly by the solar power generation and 42% of power to be provided by battery storage. An analysis by ABB has shown that no more than 5% of total power annually would be drawn from the national grid. We entered into a Framework Agreement with MPS on July 16, 2021 related to such power plant, and which we anticipate will be superseded by a 25 year Power Purchase Agreement which we believe will be executed prior to the commissioning of the project. We intend to advance the project when we have obtained commitments for sufficient capital to fund this initiative. There is no current commitment by any third party to fund such capital, and there is no guarantee that we will be able to obtain such capital in the future. Until and if we are able to commission such a power plant, we will continue to rely on Senegal’s national power grid and the use of diesel generators. We believe that such existing power sources do and will provide sufficient electricity to support our business and contemplated expansion for the next eighteen months. Should our planned expansion beyond eighteen months take place, and sufficient capital is raised to finance such further expansion, it is management’s expectation that the solar plant development will be viable. While there is sufficient grid power available, the solar plant provides the potential for lower power costs that are not grid dependent. ABB, which is part of our proposed development team, has extensive experience developing solar power programs in Africa in considerably less time than eighteen months. Furthermore, the current telecommunications provider to the farm has developed a solar installation with grid connectivity adjacent to the Senegal farm. This provides advantages for the feasibility of our intended solar development.

We provided MPS with substantive information required to complete the engineering and design for the power plant. We are in the process of working with MPS to determine the final location for the power plant and the future placement of the photovoltaic solar panels for expansion to 40MW. It is MPS’s obligation to design, finance, build and operate the power plant and determine the cost of building the plant. To expand the plant, MPS must verify that the location for the expansion is suitable both for providing power for irrigation and other needs and determining whether any outbuildings or service/administrative buildings are required or whether the Phase 1 administrative structure is sufficient.

Upon execution of the definitive agreements relating to the power plant, we expect MPS will have the following responsibilities: to contract, finance, build, commission and deliver a Solar PV Plant with a minimum power output of 40MW during peak hours with battery storage capacity to provide determined capacity at during non-peak hours; provide appropriate transformers in order to deliver power based on requirements and technical specifications; provide metering at the power generation source; provide management for the Solar PV Plant operations, as well as personnel to conduct maintenance and repairs; conduct operations in an environmentally friendly fashion. Upon execution of such definitive agreements, we expect to have the following responsibilities: negotiate and enter into a concession agreement with MPS and arrange for all agreements, consents and approvals by the local or federal government needed to operate the Solar PV Plant and to generate and deliver power; negotiate and enter into a 25-year power purchase agreement incorporating a take or pay provision with MPS; provide an interconnection point to receive the power generated; provide a workforce comprised of local residents to be available for all site preparation and for training and operation of the Solar PV Plant under supervision by MPS personnel; prepare the site for the Solar PV panels and other equipment to be delivered and installed per specifications provided by MPS; arrange for ground transport of the Solar PV Plant elements from the port of delivery to the site and for security during transport; assist MPS with local requirements and information regarding environmental; impact study (EIS), health and safety and other local requirements; and arrange for security at the site.

The terms of the power purchase agreement will specify delivery dates and penalties for delays. The power purchase agreement will include a tariff to be paid by us per kwhr and will stipulate that we must satisfy MPS as to our ability to pay the tariff during the term of the power purchase agreement. The tariff will be calculated once the pre-engineering and engineering are completed and the costs of the equipment plus the cost of operations will be agreed and determined in final definitive agreements.

The main challenges to the delivery of power per the schedule agreed by us and MPS are the delivery of long lead time items, including solar panels and battery storage units. These are not unique to this project but are global related to supply chain and logistics. ABB will secure commitments for delivery of these items within the time frame that will enable MPS to deliver power to the LFT farm within the contracted time frame, and will include non-performance penalties. ABB is a contractor working under and for MPS with regard to the technical design of the power plant. We have no direct contractual relationship with ABB.

The power plant is privately owned, located on the LFT premises, and there will be no sale of power to third parties. Therefore, no licenses, certifications or permissions are required.

The road system, access to an in-country oil refinery and pending further infrastructure development such as roads, port access and telecommunications systems will all contribute to our elevated logistics capability.

Further Expansion

In 2007, the African Union and the UN Convention to Combat Desertification mutually launched the Great Green Wall initiative (the “Great Green Wall of Africa”), spanning 11 countries west to east from Senegal to Djibouti, across the expanse of the Sahara desert. The initiative aims to restore degraded soil by creating a mosaic of different land uses, including sustainable farming, biodiversity, and restored patches of natural habitat. We intend to expand throughout the ECOWAS region and Africa, commensurate with the sustainability of its corporate margins and the ability of local agricultural conditions to facilitate its growth in a sustainable and economically meaningful fashion. This pertains to all aspects of its business including Agriculture, Aquaculture and Environmental offsets. As of June 2023, approximately 20 million hectares of land have been restored, of the 100 million hectares targeted.

Our expansion plans include a multiplication of its agricultural farmland in Niger and Mauritania. We have entered into definitive agreements with the mayor and local governments of Ingall and Aderbissinat under a 49-year lease term for the development of agricultural and carbon credit projects. The project will involve the planting of a minimum of one million (1,000,000) hectares of trees in each area, for an aggregate of 2 million hectares to optimize the production of carbon credits in an area to be mutually agreed upon by the parties with access to an underground aquifer for irrigation purposes for the sale of carbon footprints as well as water and usage rights. Each Municipality will also allocate an additional one hundred thousand (100,000) hectares of land in favorable areas for commercial production for local and industrial consumption of alfalfa (or other biomass products) on a large scale following hydrological and soil studies. The program would be a component of the Great Green Wall. We have also been granted exclusive rights over the land for agricultural projects involving alfalfa (or any other biomass products) and environmental projects involving the sale of carbon credits, as well as rights to use the subsurface water for forty-nine (49) years over and under the areas of land allocated as to be confirmed post geological surveillance. This positions us, by virtue of its land and water footprint, to have substantial market share in global Alfalfa production as a single producer. The project in Niger brings fertility characteristics very similar to the soil, sun and water access of its property in Saint Louis, Senegal. To its detriment, Niger’s logistics are still under development but are expected to improve imminently with the completion of the Niger-Nigeria railroad system and other infrastructure initiatives of the current Presidential administration. It is expected that the majority of the production that will be derived from Niger will be made available to local and regional demand in Northern Nigeria and the ECOWAS region.

A large part of our Niger production is anticipated to be used for local and regional consumption. Livestock meat and products are jointly the largest source of animal protein in the Nigerien diet. Niger is a landlocked, import-dependent, Sahelian country with very strong commercial ties to neighboring Nigeria, Benin, and Burkina Faso, among others. Niger relies on the port of Cotonou (Benin) for the majority of international imports. Livestock rearing of cattle, sheep, and goats is practiced by over 80% of the population. Livestock export earnings are also essential for the national economy, contributing to 21% of total export earnings. Over 95% of livestock exports are destined for Nigeria at this time. Approximately three-quarters of the national territory is desert with minimal and erratic rainfall. In the more humid areas located in the southern part of the country, average annual rainfall ranges between 300 – 850 mm. Approximately 98% of the arable land is located in this southern area.

As noted above, effective September 27, 2023 we entered into a Partnership Contract with the Government of Mauritania, which has oversight of a land bank, and the local community of Gie Dynn, a contributor of the land to the land bank. We feel that this tripartite agreement is an attractive model for future growth as it emphasizes the importance of government support together with an active partnership with the local communities to drive food security, employment and socio-economic improvement for such communities. The contracted land in Mauritania is across the river from our Senegal operations and therefore shares the same favorable growing conditions as our Senegal farm and also benefits from favorable logistics considering its relatively easy access to the ports in Mauritania.

We are exploring the potential for additional crop work in conjunction with some of its potential offtake customers. This may include crops that have utility in the field of livestock and cattle feed such as cottonseed, as well as additional forage crops such as Sudan grass or Rhodes grass, that may be used to prepare for and alternate with alfalfa crops, and to promote fertility in cycles where the biological activity of the alfalfa crop may be paused. Additionally, we are also investigating the configuration of a tract of land for fish feed, to further feed the fish varieties that are growing in our water channels, as well as for algae-based biofuel. We are evaluating, via feasibility studies in Niger, the optimal crops and revenue maximization potential relative to the environment, as well as evaluation of water quality and quantity relative to our business strategy.

Fishery Business Aquaculture is the breeding, rearing, and harvesting of fish, shellfish, algae, and other organisms in all types of water environments. There are two main types of aquaculture, marine and freshwater. Most of the growth in global fish production comes from aquaculture, as global wild catches have levelled off since 1990. Although production from African fisheries mirrors the global trend, growth of aquaculture in Africa has not significantly contributed to the global share. Aquaculture production in Africa only accounted for 2.5% of the production share in 2016, of which Egypt accounted for about two-thirds and Nigeria for one-sixth. That number grew to a 2.7% share by 2019. Compared to Asia, which represented 89% of global aquaculture share, aquaculture development in Africa has lagged far behind. Nevertheless, African aquaculture output has doubled in the past seven years and experienced accelerated growth at 10.1% annually for the last decade. By contrast, the U.S. National Oceanic and Atmospheric Administration (NOAA) efforts primarily focus on marine aquaculture, which refers to farming species that live in the ocean and estuaries. We intend to participate in both marine and freshwater aquaculture when its refrigeration facilities are established. We also conducted an aquaculture feasibility study, which concluded in January 2022, covering several issues, including evaluation of the biophysical attributes and topography of the proposed site, bathymetry of the water body, water quantity and water quality (temperature, alkalinity, dissolved oxygen, hardness, salinity, ammonia, PH, turbidity and water current/flow). Based on the findings of the study, we produced a design of the hatchery, the fish farm and the processing plant with bills of quantities, and a range of financial sensitivities. The study evaluated the site and the surrounding areas with regards to the needed infrastructure such as access to electricity, roads, fish landing, shipping, processing facilities, and accommodation for training. Additionally, the study evaluated buyers, comprised of both industries and individuals who purchase fish farm products and suppliers whose product and inputs are needed by the fish farm, such as hatcheries with ready-to-purchase fingerlings. The study compared proposed site attributes with the needs of cultured organisms and proper functioning of an aquaculture farm, considered biosecurity upon which allowable fish and farm density will be based, identified the required distance between farm sites, the distance between farm sites and other activities, the presence of critical infrastructure (i.e., roads, power facilities, feed mills, processing facilities, fish landing, shipping, input and output markets), issues and risks associated with the proposed site (such as those related to climate, water contamination, waste management, electricity supply, personal and physical security), the existence of any indigenous/artisanal fishing community rights, adjacent industries and housing, and other logistics. species based on the site analysis. Additionally, the study evaluated supporting industries for the aquaculture production process and choice of species based on the site analysis.

Commercial aspects of the aquaculture study included a review of potential buyers of the product(s), which included an analysis of the local market, regional market and international market, a review of capacity of the buyers to inform the production-capacity, review of the market requirements (i.e., live, iced, frozen, whole, headed and gutted or fillet), review of seasonal prices and seasonal demand for each product form, review of market options for excess and undersized production and review of the possibility of using any of the waste products resulting from the entire production cycle. Finally, there was an evaluation of the value-chain, which involved engaging quantity surveyors, civil engineers, architects, and land surveyors, to evaluate the viability of installing the hatcheries, fish farm, fish processing factory, and production facilities for fish oils and/or fish meal and other processed fish products. The conceptual planning determined what kind of buildings to include and where they should be located on the land we provided. Additionally, there was a structural planning analysis of the proposed facilities, planning of the design and layout of the hatchery, fish farm, and processing factory, and evaluation of altitude and the land elevation of the water bodies and surrounding areas. Lastly, there was a water quality assessment of neighboring water to determine its suitability for fish farming, including confirming that all of the requisite parameters are within acceptable and recommended ranges. It is expected that capital expenditure will enable this program, with the byproducts of the fish ecosystem, as well as the commercial opportunity attached to the fish itself to drive the value creation from this program.

Fish accounts for half of Senegalese people’s animal protein intake according to the World Bank. The country’s national dish, “ceebu jen” in the Wolof language or “thieboudienne” in French, has marinated fish as a main ingredient and is served with flavored rice and vegetables.

Little processing, packaging or cold storage takes place in Senegal, at extreme heat, so the country is deprived of the revenues such activities could provide. Investments in infrastructure and storage facilities for the fishing industry are part of the government’s Plan for an Emerging Senegal (Plan du Sénégal Emergent, or PSE). According to “Western Africa’s missing fish: the impacts of illegal, unreported and unregulated fishing and under-reporting catches by foreign fleets”, a study published by the Overseas Development Institute in June 2016, Senegal loses over $300 million in revenue per year, or 2% of GDP, to illegal fishing. West Africa as a whole is estimated to lose $2.3 billion in revenues to illegal and illicit fisheries every year. Most of the large fishing vessels operating illegally are from the EU, China and Russia, according to researchers at Greenpeace and Oceana, the environmental campaign groups. Additionally, erosion as part of rising sea levels due to global warming has destroyed part of the sea wall and fishing infrastructure.

Key challenges observed in Africa’s fish sector include fish supply deficit, low per capita fish consumption, and low contribution of aquaculture to total fish output produced in Sub-Saharan Africa. Rising seafood per capita consumption, increasing demand for imported seafood products, and the emergence of specialty seafood restaurants are some of the factors anticipated to drive market growth in the region. An anticipated continued growth of seafood consumption will be the primary expansion driver. Africa’s economic growth is estimated at 3.4% for 2019 and 2020, according to the African Development Bank, with growth increasing to 3.6% in 2022, according to the World Bank. The growth is expected to expand the continent’s middle class, giving them more disposable income, which may accelerate that income group’s increasing preference for premium seafood products.

Growing urbanization is an additional factor of growth of the seafood market in Africa, with demand surpassing supply, requiring a surge in imported products to plug the deficit, according to the Food and Agriculture Organization (FAO) and the OECD, which point to urbanization as a key driver shaping consumption trends, especially in Africa. The OECD estimates Africa’s urban population rose to 567 million in 2015 from 27 million in 1950, giving the continent one of the fastest urban growth rates in the world. The OECD further predicts Africa’s population will double by 2050, with 75 percent of the growth absorbed by urban areas. Growth in urbanization has shaped the nature and extent of fish consumption in many countries, according to the FAO in the 2020 edition of The State of World Fisheries and Aquaculture.

Urban inhabitants typically have more disposable income to spend on animal protein such as fish, and they eat away from home more often, according to FAO. Furthermore, infrastructure in urban areas allow for more efficient storage, distribution, and marketing of fish and fish products. The rising number of households with discretionary spending in Africa could underpin faster growth of the region’s consumer market according to Deloitte. The business advisory firm estimated the number of Africans with a capacity for discretionary spending on seafood at 375 million, or 34% of the continent’s population.

The African population is increasingly looking toward imported product to meet its demand. Africa imports up to 35% of the fish consumed on the continent, which we deem as a substantial opportunity given the abundance of coastline and ocean access. African fish imports, mainly affordable small pelagic varieties and tilapia, present an important source of protein and nutrition, especially for populations that are otherwise dependent on a narrow range of staple foods. The WHO (World Health Organization) Technical Report on protein and amino acid requirements in human nutrition states that the best estimate for a population average requirement is 105 mg nitrogen/kg body weight per day, or 0·66 g protein/kg body weight per day. More than two thirds of low-income countries’ burden of disease is related to communicable diseases, maternal and perinatal conditions and nutritional deficiencies, in contrast to developed countries where non-communicable diseases, such as cardiovascular disease, diabetes and hypertension, often related to over nutrition, contribute to nearly 80% of the burden of disease. Based on these reports, we believe there is a need to increase animal production and consumption in Africa to increase the intake of good quality protein along with other essential nutrients. Animal foods, as sources of protein, are likely to play a continued role in human diets. The global consumption of total protein in 2005/7, based on disappearance values of food, was estimated to be 85g protein per person, per day. This is more than the WHO recommendation of 75 g protein required by a 90 kg adult male per day. Africa has a daily per capita value of 62g per person per day.

Carbon Credit Business

We anticipate that our carbon offset production will generate carbon credits to be sold on a global carbon emission market via a reforestation program in areas in Niger designated for tree growth, specifically from the Aleppo pine species, typically indigenous to semi-arid conditions. We aspire to conduct a feasibility study on our environmental program to assess the viability of carbon credits as a revenue source, relative to the tree species that are indigenous to the Sahara. Third-party verification of such credits is essential to the commercial aspects of this business, and the ability to meet the legal and performance standards established in such a protocol is mandatory to its success.

The market for these credits has increased substantially due to both corporate and government awareness, and acceleration in terms of timing and magnitude. Typically, each metric ton of reduced emissions is represented by an instrument known as a carbon offset. Businesses buy the offsets, with proceeds from the sale of credits accruing to the landowners and The Nature Conservancy. Buyers then use those credits to subtract an equivalent amount of emissions from their own ledgers. The urgency of the planet’s climate crisis is scientifically well appreciated, leading scientific bodies to warn that global emissions must be cut by half by 2030. Private sector participation has dramatically increased, but much of that corporate emissions-cutting is accomplished through buying offsets. There are four major online registries where companies buy offsets. These registries create methodologies outlining rules that offset projects have to follow. Once a project is set up, a third-party verifier must confirm that it follows these rules. Offsets can be sold only when the verifier has signed off.

There are numerous examples supporting this. A number of recent examples of recent corporate activity reducing their carbon footprints include:

●	J.P. Morgan Chase & Co., Inc. which paid almost $1 million to preserve forestland in eastern Pennsylvania.

●	The Walt Disney Company spent hundreds of thousands of dollars to keep the city of Bethlehem, Pennsylvania from aggressively harvesting a forest that surrounds its reservoirs.

●	BlackRock Inc. paid the city of Albany, New York to refrain from cutting trees around its reservoirs;

●	In 2020, Delta Air Lines Inc. vowed to allocate $1 billion over the next decade, much of it on carbon offsets, aiming to become the first carton neutral airline globally.

●	In 2019, Royal Dutch Shell plc announced plans to spend $300 million over three years on reforestation projects that will eventually generate offsets by increasing the amount of carbon trees and soil absorb.

●	Microsoft Corp. announced a goal to be carbon negative by 2030 and to remove its historical carbon emission by 2050.

●	Google LLC has announced it has eliminated its legacy carbon emissions since 1998 and will become carbon free by 2030, which will require them to buy millions of offsets.

In October 2022, Business-software provider Salesforce Inc. launched a marketplace for carbon credits that will tackle transparency and quality issues called Net Zero Marketplace, with close to 90 projects selling carbon credits that support programs such as forestry, soil health and renewable-energy in the developing world.

We believe that the future of the world’s energy supply will include a substantive mix of low emission energy supply, as well as offsets to existing carbon utilization. For decades scientists, companies, and lawmakers searching for inexpensive ways to ratchet down emissions have viewed carbon offsets with great promise. By allowing companies or governments to pay, and take credit for, cheaper emissions reductions beyond their fence lines, the cost of addressing climate change becomes less formidable. It also allows industries with little flexibility, such as airlines, where cleaner biofuels are not yet widely available to power fleets, to start taking action to reduce their net emissions. Offsets will need to grow by at least fifteen times current production amount if the world is to eliminate carbon emissions by 2050, as estimated by Mark Carney, special envoy on climate action and finance to the United Nations and former governor of the Bank of Canada and the Bank of England, who started a task force, Taskforce on Scaling Voluntary Carbon Markets (TSVCM), to help boost the credibility and supply of offsets. The carbon offset market, originally introduced after the Kyoto Protocol took effect in 2005, required wealthy countries via the international climate treaty to reduce their greenhouse gas emissions and created a market for buying and selling carbon offsets to lower the cost of hitting these targets. However, about two-thirds of offset projects allowed into this market did not represent true emissions reductions, per analysis.

The world’s largest recorded reforestation project to date, the “Great Green Wall of Africa”, has covered only 4% of its target area but is more than halfway towards its 2030 completion date. The Great Green Wall was conceived in 2007 by the African Union as a 7,000km, or 4,350-mile, cross-continental barrier stretching from Senegal to Djibouti that would hold back the deserts of the Sahara and Sahel. Its supporters said it would improve livelihoods in one of the world’s poorest regions, capture carbon dioxide and reduce conflict, terrorism and migration.

To achieve the 2030 target for the Great Green Wall, it is estimated more than twice that area will need to be restored every year at an annual cost of $4.3 billion. By 2030, the initiative intends to restore 100 million hectares of currently degraded land, sequester 250 million tons of carbon and create 10 million green jobs. The results varied enormously from country to country. Ethiopia, which started reforesting earlier than other nations in the region, is a frontrunner, having reportedly planted 5.5 billion seedlings on 151,000 hectares of new forest and 792,000 of new terraces. Once complete, the Ethiopian initiative, which they named the “Great Green Wall,” will be the largest living structure on the planet, an 8,000 km natural wonder of the world stretching across the entire width of the continent. The initiative brings together African countries and international partners, under the leadership of the African Union Commission and Pan-African Agency of the Great Green Wall. The 11 countries selected as intervention zones for the Great Green Wall are Burkina Faso, Chad, Djibouti, Eritrea, Ethiopia, Mali, Mauritania, Niger, Nigeria, Senegal, and Sudan.

Other countries have lagged due to different geographies, levels of governance and economic development. Burkina Faso planted 16.6 million plants and seedlings and Chad 1.1 million, though both nations received more financial support for the project. A major problem is monitoring. Individual nations provide their own estimates, but there are doubts as to how many of the 12 million trees planted in Senegal, for example, have survived. Some scientists have expressed skepticism about creating walls of trees when grasslands can be more effective in certain regions. Shifting climate patterns have also slowed or reversed the expansion of some deserts. There is also greater political support for investing in soil restoration and water management of productive areas rather than planting trees in remote, sparsely inhabited areas. This has affected the objectives, if not the enthusiasm and effectiveness, of the project. Monitoring and evaluation are arguably the greatest of the obstacles.

Our reforestation commercialization program is expected to take longer than the balance of our agriculture programs to mature in terms of revenue generation. The initial phases will involve the initiation of a feasibility study on the Aleppo Pine species, a review of the applicability Conditions of Verified Carbon Standard (VCS), CCBS, and Relevant Methodologies, examination of risks including policy risks, market risks and project-level risks, and identification of Local Biologists and Local Community Specialists outline of approved VCS Auditors. Further steps to commercialization will include the project potential, Including co-Benefits and registration of project with VCS-Approved Registry. A First Verification Event is expected within approximately the next 24 months, which will initiate our ability to make commercial sales.

Expansion in Mauritania

Mauritania spreads across 1,030,700 km2 of West Africa, more than two thirds of which is desert. Its 4 million people are rapidly urbanizing, but half of the population derive their livelihoods from raising crops and livestock and fishing, according to World Bank 2013 data. However, domestic cereal production in this arid country only meets about one-third of the national food needs, forcing reliance on imports, especially for sorghum, millet, and wheat. Although it is a large country, most of Mauritania is desert. Arable land in a traditional context is scarce, with crop production is limited to a narrow band along the southern borders with Senegal and Mali on the Senegal river. Because of our agronomy and soil understanding of our Senegal project, we anticipate expansion into Mauritania to expand our footprint. On December 19, 2022 African Agriculture agreed to a public-private partnership with the Government of Mauritania and the communities of Boghé, (18 agricultural cooperative societies incorporating approximately 6,000 farmers, organized under GIE DYNN), on the Senegal River Valley for a phased commercial farming buildout. The initial program will launch with approximately 2,000 hectares to further the farming of Alfalfa for the purpose of providing superior quality feed for dairy cattle and providing increased agricultural production for the community, in parallel to the Senegal project located on the opposite side of the River valley.

The Partnership Contract provides us with a lease covering approximately 2,033 hectares of land in Mauritania. Approximately 80%, or 1,626 hectares, of land subject to the lease will be used by us for farming alfalfa with the balance being farmed, at our cost, at the direction of the Gie Dynn community. The Partnership Contract provides that we will invest $30 million into this project during the 20-year term of the lease. The timing and use of such $30 million investment will be at our sole discretion. The Partnership Contract stipulates that we will pay an annual royalty of $300 per hectare for the 1,626 hectares managed by us, subject to an annual increase consistent with the household consumption index (a proxy for local inflation). In addition, we will pay 5% of annual net profits earned on the 1,626 hectares to the Gie Dynn community, with a minimum annual payment of $122,000. Gie Dynn will also receive representation on the Mauritanian subsidiary’s board of directors. The Partnership Contract also stipulates that we will provide training in agricultural techniques to the local community, development of local technical vocational schools, with no cost to the local communities. Pursuant to the terms of the Partnership Contract, we intend to begin work on the Gie Dynn project and make a $975,600 cash deposit guaranteeing the lease’s annual rent payments within three months of the Partnership Contract’s effective date.

The agreement was signed in conjunction with the visit of His Excellency President Mohamed Cheikh Ghazouani’s visit to Washington, DC as part of the US — Africa Leaders’ Summit hosted by the United States Government and President Biden, and became effective in July following the establishment of a Mauritanian entity. After full development, the program is expected to have substantial impact on the Gross Domestic Product (GDP) of Mauritania and permanent job creation. The private sector investment is anticipated to contribute to employment and economic development directly, and will include a Corporate Social Responsibility (CSR) program that will enhance the agricultural and agronomy tertiary education at ENFVA (Ecole Nationale de Formation et de Vulgarisation Agricole), an established agricultural education center in the city of Kaédi, and a women’s reinsertion program in Mauritania. On February 13, 2023 Michigan State University (MSU) College of Agriculture and Natural Resources (CANR) signed a letter of intent to explore collaboration opportunities with us, whereby MSU will explore training, research and technology transfer opportunities with farmers and students in Mauritania, West Africa. Michigan State University was recognized as the first land-grant college in the United States and the model for the nation’s land-grant system, leading advancements in agricultural and natural resources research, education and outreach. In 1855, the Agricultural College of the State of Michigan, was founded to provide a practical education to all citizens regardless of social class. It was the first institution of higher learning in the United States to teach scientific agriculture and has educated students to become farmers, engineers, educators, scientists, entrepreneurs and agricultural leaders.

Potential Expansion in Niger

Our potential expansion plans include a multiplication of its agricultural farmland in Niger. Our definitive agreements with the mayor and local governments of Ingall and Aderbissinat — for the development of agricultural and carbon credit projects will involve the planting of a minimum of one million (1,000,000) hectares of trees in each area, for an aggregate of 2 million hectares to optimize the production of carbon credits in an area to be mutually agreed upon by the parties with access to an underground aquifer for irrigation purposes for the sale of carbon footprints as well as water and usage rights. Each municipality will also allocate an additional one hundred thousand (100,000) hectares of land in favorable areas for commercial production for local and industrial consumption of alfalfa (or other biomass products) on a large scale following hydrological and soil studies. The program would be a component of the Great Green Wall. We will be granted exclusive rights over the land for agricultural projects involving alfalfa (or any other biomass products) and environmental projects involving the sale of carbon credits, as well as rights to use the subsurface water for forty-nine (49) years over and under the areas of land allocated as to be confirmed post geological surveillance. In addition, in May 2022, we signed an agreement with the Directorate General of Water and Forests of Niger who manages forest reserves for a total area of 624,568 hectare to be reforested and developed by us. The agreement tenure is for 25 years duration, renewable after project assessment. After the start of the project, its duration may be extended for 20 years upon agreement between the parties. Pursuant to the DGEF agreement, we will provide logistical support and up to approximately $80,000 in funding to identify and develop carbon-absorbing activities. Following the first sale of carbon credits pursuant to the terms of the agreement, we will work with DGEF to support the project through training and provision of scholarships to Nigerian executives.

Market Overview

Commercial Farming

Senegal is one of the most stable countries in Africa, with S&P Global Ratings maintaining a B+ with a stable outlook for the country. Senegal is a strong regional performer with respect to measures of perceptions of corruption. This positive result is the result of long-term development processes by the local government, principally traditions of respect for the rule of law and competitive democratic government. Senegal’s positive ranking relative to neighboring countries in West Africa on international corruption indices owes much to its history of respect for the rule of law, democratic government, and openness to civil society and a free press. Senegal’s score is 57.7 on a scale of 0 to 100 and ranks 103th out of 180 countries measured on Transparency International’s Corruption Perceptions Index for 2023. For comparison, the top index score is Singapore and Switzerland, with 84 points. North Korea comes last, with 3 points. Senegal’s favorable geographic position, strong and sustained growth, and generally open economy offer attractive opportunities for foreign investment. Additionally, the Government of Senegal welcomes foreign investment. According to UNCTAD’s 2022 World Investment Report, in 2021 Senegal foreign direct investment (FDI) inflows increased to $2.23 billion, from $1.85 billion in 2020, an increase of 21%. The country registered a 27% rise in announced greenfield projects. The total stock of FDI stood at $10.5 billion at the end of 2021.

On June 7, 2021, the International Monetary Fund (IMF) approved a US$650 million Stand-By Arrangement (SBA) for Senegal. Fitch Ratings Inc. predicts Senegal’s gross domestic product (GDP) will grow by 5.2 percent in 2021, which surpasses estimates for the broader Sub-Saharan African region. The President of Senegal, Macky Sall, estimates the growth in GDP to reach 7.2% in 2022 and 13.7% in 2023. President Sall said that this double-digit GDP growth expected in 2023 will be the result of the first year of exploitation of oil and gas resources. On May 12, 2020, the World Bank approved a US$150 million loan from the International Development Association, a member of the World Bank Group that makes loans to eligible countries on a concessional basis, to support Senegal in strengthening agricultural productivity and helping build resilient, climate-smart and competitive food systems. On December 10, 2018, the U.S. Government’s Millennium Challenge Corporation (MCC) and the government of Senegal signed the new five-year $550 million MCC Senegal Power Compact. On April 23, 2021, during the government meeting, President Sall reinforced his support for agriculture with the objective of developing the country’s food security and to produce and consume locally. President Sall decided to renew the financial subsidies support of 60 billion CFA francs ($110.8 million) for the 2021/2022 agricultural campaign. Senegal also holds a bilateral trade agreement with the United States, that has been in place since 1990.

The cattle market in the ECOWAS region, that incorporates Senegal and Niger, was tabulated at 100 million heads of cattle by the World Bank in 2020, but for various reasons these estimates are deemed conservative by our management. The market in Senegal for alfalfa and cattle feed related products significantly exceeds the global price point, a number that correlates with the price point for fertilizers and other agricultural equipment such as tractors. This is partly due to logistical challenges and the high prices of imports that may incorporate items that attract duties and taxes as high as 200%. The market is expected to expand substantially in Africa as protein incorporated in diets grows from an estimate of 25% of that of western consumption. While the necessity for alfalfa is transparently evident, due to the relatively small amount of heads of cattle per owner, the market will take some time to develop. We expect access to animal fats by-products, as we expand commercially into biofuels, to be an additional major competitive advantage for that sphere of market participation.

United States Interests in Africa

In November 2021, Secretary of State Antony Blinken affirmed that “Africa will shape the future — and not just the future of the African people but of the world.” Economic development initiatives in Africa are beneficial to the United States for numerous reasons, according to the George W. Bush Institute at Southern Methodist University. They include, amongst others:

●	The United States’ interests are served when it gains access to consumers of goods and services in hypergrowth economies. For example, the African Growth and Opportunity Act (AGOA), which Congress passed in 2000, targeted Sub-Saharan Africa. The program fosters market-based economic growth and develops trade relationships by providing eligible nations duty-free access to the U.S. for certain products. AGOA ensures African entrepreneurs can take advantage of access to the U.S. market at no cost to U.S. taxpayers.

●	Strong economic growth in Sub-Saharan Africa, where average GDP growth in the region was two points higher than the world average from 2001 – 2013, has the potential to consume large amounts of goods and services. The first phase of agricultural development at our LFT Farm contemplates the use of U.S. irrigation, channeling, research, feasibility studies, tractors, machinery and agronomy material, all derived from U.S. sources.

●	The opportunity in Africa is substantial. With 200 million people between the ages of 15 and 24, a figure anticipated to double by 2045, Africa has the youngest population in the world, with the continent standing at the early stages of a demographic explosion.

●	There are more women entrepreneurs across the continent of Africa than anywhere else in the world. In places like Ghana, Nigeria, and Zambia, women business owners outnumber their male counterparts. When women have equal access to the economy, their children are healthier and more educated, their communities more prosperous, and their countries more stable. Global economic integration in Africa, especially for women, creates a ripple effect, breaking poverty cycles and ensuring stability at local, national, and global levels.

●	In 2019, prior to the COVID-19 crisis, there were 64 countries globally with public debt over a threshold of 60% of GDP. Only a third of these were African. However, 100% of the 12 countries from the 64-country grouping that were classified by the IMF and World Bank as high-risk or in debt distress were African.

An August 2022 White House white paper outlined four initiatives, all of which we deem our operations to be compatible with:

1.	Foster Openness and Open Societies

2.	Deliver Democratic and Security Dividends

3.	Advance Pandemic Recovery and Economic Opportunity

4.	Support Conservation, Climate Adaptation, and a Just Energy Transition

In December 2022, President Biden also hosted leaders from across the African continent for the U.S.-Africa Leaders Summit, and numerous U.S. state department representatives have visited the African continent over the course of 2023.

 Fishery and Aquaculture

Aquaculture, the breeding, rearing, and harvesting of fish, shellfish, algae, and other organisms in all types of water environments, was introduced in the early 1980s but grew slowly until 2010. Following the establishment of the National Aquaculture Agency, Global production increased significantly. The fisheries sector represents 3.2% of Senegal’s gross domestic product (GDP), accounts for 10.2% of Senegal’s exports, and generated $400 million in value in 2022. There is a growing demand for high quality fish and seafood products because overfishing and illegal, unreported, and unregulated (IUU) fishing have led to depleted fish stocks.

Aquaculture involves interventions in aquatic rearing process to enhance production, such as regular stocking, feeding, and protection from predators. Aquaculture farming involves 580 species that are currently farmed all over the world, representing a wealth of genetic diversity both within and among species. The growth of the aquaculture market can be attributed to changes in the food consumption pattern of people all around the world. The expansion of retail market and easy availability of the product through various sales channels make it convenient for consumers to purchase packaged aquaculture, which drive the sales figures. The aquaculture industry provides high-quality and disease-free fish by rearing fish in an environment that meets hygiene standards. Aquaculture activity is also utilized by industries to conserve species that are on the verge of extinction.

Senegal has good potential for rice-fish culture development in irrigated areas. Fish and seafood contributed to about 43 percent of the intake of animal proteins in 2013, with a yearly consumption of 23.9 kg per person. Many production farms have closed, with the most common reasons being the lack of access to fry and quality fish feed. Such access is hampered by costs and obstacles to financing. The Senegalese aquaculture sector to this point has lacked organized professionals capable of improving the sector’s access to resources and of defending its stakeholders’ interests.

Roughly 90 percent of Senegal could be considered appropriate for commercial production of Nile tilapia and African catfish. The majority of the country sits on sedimentary-unconsolidated and consolidated-intergranular/fracture flow aquifers with high to very high productivity. Annual precipitation totals range from in excess of 140 cm in the southernmost region to less than 40 cm in the north. At the present time there are several programs in Senegal involved with aquaculture and training. These include:

●	PRIAS: Projet de Résilience au Changement Climatique (Project for Climate Change Resilience);

●	PROVAL: Programme de Valorisation des Eaux et Chaînes de Valeurs (Waters and value Chains Promotion Program);

●	AGRI JEUNE: Agricultural Project for Youth;

●	PPDC: Projet de Pôle de Développement de la Casamance (Casamance Development Pole Project);

●	PUMA: Programme d’Urgence pour la Modernisation des Axes Frontaliers (Urgency Project for Border Sites Modernization);

●	FAO programs in country; and

●	ANA Agence Nationale de l’Aquaculture (Aquaculture National Agency) programs.

The dairy protein market in Africa attained a value of US$0.7 billion in the year 2020 and is expected to reach US$1 billion by 2026, growing at a CAGR of 6.2% in the forecast period 2021 to 2026. The dairy protein market in Africa is driven by the rapidly rising adoption of a healthy lifestyle by the consumers, coupled with growing awareness about the dairy protein benefits. The protein supply is dominated by the vegetal sources of protein, followed by meat, dairy, fish, and shellfish, and other products.

Global Average Protein Consumption (grams per person per day)

	Year
	1990 – 92	1995 – 97	2000 – 02	2005 – 07
World	76	80	82	85
Developing countries	69	74	76	80
Africa	57	58	59	62
United States of America	109	111	113	114

Source: Dietary protein requirements, British Nutrition Journal, Cambridge University Press: August 1, 2012

Carbon Offset

A carbon offset broadly refers to a reduction in greenhouse gas emissions or an increase in carbon storage, for example through land restoration or the planting of trees, that is utilized to compensate for emissions that occur elsewhere. A carbon offset credit is a transferrable instrument certified by governments or independent certification bodies to represent an emission reduction of one metric ton of carbon dioxide, or an equivalent amount of other greenhouse gasses. The purchaser of an offset credit can retire it to claim the underlying reduction towards their own greenhouse gas reduction goals. Offset credits are used to convey a net climate benefit from one entity to another. The rationalization behind the carbon offset program is that because greenhouse gasses mix globally in the atmosphere, it does not matter where exactly they are reduced. From a climate change perspective, the effects are the same if an organization ceases an emission-causing activity or enables an equivalent emission-reducing activity somewhere else in the world. Carbon offsets are intended to make it easier and more cost-effective for organizations to pursue the second option.

The original credits were traded on the Clean Development Mechanism established via the Kyoto Protocol in 1997, but shortly thereafter the carbon markets experienced a large correction in carbon prices due to the unreliability and non-standardization of projects. With improvement in baseline and monitoring methodologies, the market has dramatically expanded. Over eight billion carbon allowances changed hands in the EU ETS in 2020, almost 20% more than in 2019, according to a report by Refinitiv, with the value of the global carbon market increasing by 20% in 2020 to $272 billion. Global growth factors include a 2030 climate target for Europe, the Western Climate Initiative and the Regional Greenhouse Gas Initiative. CORSIA, or the United Nation’s effort to mandate carbon offsetting by airlines for their emissions growth, and well as new IMO standards in shipping are additionally expected to substantially boost demand. On December. 8, 2020, seven U.S. senators introduced the 45Q Carbon Capture, Utilization, and Storage Tax Credit Amendments Act of 2020 to optimize the 45Q tax credit that supports carbon capture and storage deployment as a critical means for achieving a net-zero emissions in the U.S. economy by mid-century. On December 11, 2020, exactly one year after the European Commission proposed to strengthen the bloc’s climate ambition as part of its Green Deal, European leaders solidified a target to bring emissions down by at least 55% compared with 1990 levels from a previous 40% reduction target. On February 1, 2021, the China national carbon market rules were adopted. The value of traded global markets for carbon dioxide (CO2) permits reached a record $909 billion in 2023, according to analysts at Refinitiv.

Carbon markets exist under both mandatory (compliance) schemes and voluntary programs. Compliance markets are created and regulated by mandatory national, regional, or international carbon reduction regimes. Voluntary markets function outside of compliance markets and enable companies and individuals to purchase carbon offsets on a voluntary basis with no intended use for compliance purposes. Compliance offset market credits may in some instances be purchased by voluntary, non-regulated entities, but voluntary offset market credits, unless explicitly accepted into the compliance regime, are not allowed to fulfil compliance market demand. The Taskforce on Scaling Voluntary Carbon Markets, sponsored by the Institute of International Finance, estimates that demand for carbon credits could increase by a factor of 15 or more by 2030 and by a factor of up to 100 by 2050.

The worldwide power related biomass market is projected to be worth US$108.64 billion by 2027, registering a CAGR of 10.5% during the forecast period of 2021 to 2027, The biomass market was valued at US$54.1 billion in 2020. Technologies such as green ammonia, where hydrogen derived from water electrolysis powered by alternative energy replaces hydrocarbon-based hydrogen, making ammonia production virtually carbon dioxide — free, biodiesel as a renewable, biodegradable fuel manufactured from vegetable oils, animal fats renewable diesel fuel or R50 made from used cooking oil, non-consumable food waste and 50% diesel fuel, and bio-aviation fuel will have its future in lignocellulosic biomass, of which alfalfa holds the largest caloric content, in the most available commercial quantities (Cheng and Brewer, 2017), all form the major constituents of this market growth and substantiation. These products are chemically identical to petroleum gasoline, diesel, or jet fuel. Since they meet the same ASTM fuel quality standards as the petroleum fuels they replace, these biofuels can be used in existing engines and infrastructure. The opportunities associated with the use of renewable biomass, plants that take in sunlight and carbon dioxide and make solid materials, will be represented by our operations. Biomass has many benefits, primarily that it cannot be depleted like fossil fuels. With an abundance of plants in Africa, biomass could be a primary source of renewable energy that’s used as a sustainable alternative to fossil fuels.

Our Competitive Advantages

We believe that we have a number of competitive advantages in the management of our operations in Senegal that should be applicable to our enduring growth strategy elsewhere in the continent. These competitive advantages include the following:

Scalable Business Strategy

According to current World Bank data, approximately 60% of the world’s arable land is in Africa, with approximately 30,500 km (18,950 miles) of coastline, creating a scalable business strategy. Africa is composed of 54 sovereign countries, and three autonomous territories, with the world’s youngest and fastest growing population of any continent. The Sahara desert covers 3.6 million square miles (9.4 million square kilometers), nearly a third of the African continent, which is approximately the size of the United States (including Alaska and Hawaii). We believe that after a successful commercialization strategy in Senegal we will be in a position to replicate our desert agriculture model in numerous territories.

Potential For Significant Economies of Scale of Farming Operations

The Senegal operations are located on 25,000 hectares, or approximately 62,000 acres of land. Due to economies of scale efficiencies, larger farming properties are believed to be of higher value than smaller properties, given the ability to improve yields, maximize revenue, and minimize costs. As a reference point, the average farm size in the United States is approximately 435 acres. While there is no guarantee that we will expand our operations to the extent necessary to take advantage of large-scale farming operations, and any such expansion would be dependent on our ability to generate future revenue from operations and sourcing additional outside. If we are able to expand our farm operations to the available 25,000 hectares of land we believe it has the potential to leverage such scale in order to lower our cost structure to be cost advantageous as opposed to smaller scale operators. The advantages of potential large-scale operations may be evidenced in bulk purchasing and scale efficiencies in numerous categories including water irrigation and channels, farming equipment, labor resources, power access and corporate overhead. Our land arrangement in Niger, 200,000 hectares for agricultural purposes and approximately 2,700,000 hectares for trees for purposes of carbon credits, and its recent expansion opportunity in Mauritania further contribute to this potential scale efficiency.

Water Operations

The LFT Farm has sufficient water for irrigation. It is located between the Atlantic Ocean, the Lac de Guiers and the Senegal River. The Lac de Guiers, adjacent to LFT, is approximately 43,000 acres and is directly connected to the Senegal River through a channel. The price of water in Senegal is substantially lower than the cost of water on an acre-foot basis compared to Europe or the United States. The LFT Farm has over 110 km of water channels that have been developed and integrated with pivot systems. Because of the heightened drought and water shortfall in the western United States, which account for approximately 53% of the world’s exports of alfalfa, the cost and supply dynamics globally are expected to be sustainably disrupted, increasing the competitive profile of the LFT operations. In Niger, access to the underground water aquifer is a unique aspect of our operations, given the historically arid environment.

Natural Resources

Africa holds superior sun exposure, soil fertility, air quality, lower density of population, and the potential for higher cuts per crop versus other continents, yet due to inaccessibility to fertilizer and tractor technology and deprivation of modern farming techniques, reports one-seventh of the farming productivity yields of North America and Europe. The LFT Farm engaged AGQ Labs, a leading agronomy company, specializing in agricultural chemistry, to perform an extensive and comprehensive soil and water analysis. AGQ Labs combines its focus in agricultural chemistry and specialized chemical engineering to monitoring plant-soil-water systems.

Operations and Experience

Our management and Board of Directors collectively have over 200 years of experience on the African continent, in all spheres of agronomy, financing, management, auditing and systems management, farming management, farming operations, agriculture, aquaculture, commercial operations, export and diplomacy, making the team well suited to execute on our corporate strategy. We believe that in-country experience, local knowledge and operational reputation has a dramatic impact relative to hiring and retention of employees and government relations. Technical knowledge and skills transfer can further drive its competitive advantage.

Logistics

Expanded port access within reach of the farm greatly expands our ability to export product, and converges the pricing of its alfalfa products to global pricing, especially in the area of the Arab States of the Gulf (Cooperation Council for the Arab States of the Gulf) where the price of alfalfa is at a considerable premium. The LFT Farm is located less than 85 km from the city of Saint Louis in Senegal, which is situated on the Atlantic coast of the country and includes port facilities, and approximately 300 km from the Port of Dakar and the new Blaise Diagne International Airport serving the country’s capital, Dakar. The new port in Saint Louis is anticipated to be completed later in 2023, and is located approximately 60km from our farming operations. The new infrastructure will include a fishing port, a marina and a trade port. On December 2, 2020, local and state officials of Senegal held the inauguration ceremony for the Port of Saint Louis dredging and beacon project, with construction by China Harbour Engineering Company. Nouakchott, the capital of Mauritania and a regional transportation hub, is only 230 kilometers from the LFT Farm and is accessible through well-maintained road infrastructure. Dakar Port is managed by Dubai Ports World. The Blaise Diagne International Airport, completed in 2017, is operated by an international consortium formed to operate the airport for a 25-year period. We have business relationships in place with Maersk, which, as the world’s largest shipping container company, provides shipping services from 300 ports globally, delivering over 12 million containers globally per year. This will cover both the current port of Dakar, the newly constructed port of Dakar at Port du Futur, and Saint Louis which is in the late stages of construction.

Access to Power and Electricity

We anticipate building a 20MW solar power plant on the facility of the farm, with expansion potential for up to an additional 40MW, with expansion potential pending its power necessity and corporate growth trajectory. Access to our own independent consistent power source, given the dearth of consistent power generation in West Africa, is seen as a differentiating feature of our energy intensive corporate strategy.

Cost of Financing

Central bank policy rates in most countries in Africa are in excess of 10 percent per year and, in some extreme circumstances, around 30 percent. This makes access to financing for basic farming equipment such as tractors and farmers, and yield enhancing supplies such as fertilizer difficult to the average farmer in the United States. Additionally foreign exchange is typically inaccessible, and expensive to access should this be available. When coupled with long lead times to rotate crops, high financing costs negatively impact a farmer’s ability to optimize crops relative to sale price or end user demand. Additionally, short-term credit and borrowing facilities are relatively scarce compared with the abundance of financing sources available in the United States. This offers us a distinct competitive advantage in its ability to access liquidity in both equity and debt capital markets.

Material Contracts

We have collaborations and contracts in place with various suppliers, customers, academic, third-party management and government institutions. These relationships vary from exclusive to semi-exclusive to preferred based on the contract, and create the efficiency of our business operations, access to training, and access to capital resources. Below is a summary of the material terms of the material contracts we have in place.

Willing Hands AS. In December 2021, we entered into an agreement with Willing Hands AS, a non-profit organization seeking to reduce food waste to develop a commercial fish farming and capture fisheries project in Senegal. Pursuant to the agreement, we paid Willing Hands AS a total of $100,000. The agreement will remain in effect until the completion of the services or the earlier termination of the agreement by either party. Either party has the right to terminate the agreement if the other party is in material breach of the agreement and has not remedied the situation within 60 days after written notification despite being requested to do so by the other party.

Dr. Putnam. In September 2021, we entered into an Engagement and Advisory Agreement with Dr. Daniel H. Putnam, a global expert on forage quality and water use efficiency under irrigation and on mitigation strategies for sub-optimal conditions who has significant expertise in alfalfa production and comparative alfalfa yields to consult to us and bring worldwide best practices to Senegal. The initial term of the agreement commenced on September 13, 2021 and is subject to mutual renewal or non-renewal on 30 days’ prior written notice. As compensation for Dr. Putnam’s services performed pursuant to the agreement, we agreed to pay Dr. Putnam a monthly retainer of $7,000/month and on-site visit consulting fees to be determined at a later date. Dr. Putnam’s scope of responsibilities entail agronomy advice, commercial advice, comparative yield assessment, and general technical and research support.

Relationship with U.S. Government and Academic Institutions

We have been approved to be a member of the U.S. Agency for International Development’s Finance and Investment Network, an international development agency. USAID is an independent agency of the United States federal government that is primarily responsible for administering civilian foreign aid and development assistance. This will enable us to apply for United States grants, as well as give it access to United States government resources on a selective basis. We signed a non-binding collaborative agreement with The Louisiana State University AgCenter to train, develop and transfer educational skills to local Senegal communities and technically enhance knowledge in the fields of cattle nutrition, carbon absorption and offsets, and management of fish resources and sustainability. We are working with LSU to finalize the terms of the training and developmental project under the collaborative agreement.

First mover advantage

While the crop itself has two millennia history, and even in the United States traces its history to George Washington and Thomas Jefferson, we are to our knowledge, the only producer of scale of cattle feed in West Africa. While the time and start-up cost to develop, and certainly the scale to do so will act as a deterrent, we would not expect to be the only market participant over time. We would certainly consider the potential market growth and pricing improvements to offset potential competition.

Environmental, Sustainable and Governance (ESG) aspects of Corporate Behavior

We are committed to promote all aspects of environmental, social and governance issues in our conduct and business. Doing Business 2020 Senegal of World Bank Group has measured the strength of minority shareholder protections against misuse of corporate assets by directors for their personal gain as well as shareholders rights, governance safeguards and corporate transparency requirements that reduce the risk of abuse. The Doing Business project’s 2020 Protecting Minority Investors Score for Senegal is 44.0, which is above the 38.5 regional average for Sub-Saharan Africa.

Carbon offset production will generate verifiable carbon units (VCUs) via a reforestation program in areas adjacent to our commercial farming properties, specifically from the Aleppo pine species for sale to the growing global carbon emission market. Furthermore, the program will further act to prevent desertification of the Sahara desert, and the encroaching elimination of arable land, fertile topsoil and water reservoirs. Global adherence to Kyoto Protocol and COP26 strategies for global emission offsets is expected to grow substantially at both at private sector and government level globally as both public and private sector companies adopt and accelerate environmentally aware corporate strategies.

The Sustainable Development Goals (“SDGs”), also known as the Global Goals, were adopted by the United Nations in 2015 as a universal approach to end poverty, protect the planet, and ensure that by 2030 all people enjoy peace and prosperity. The seventeen SDGs are integrated, and recognize that action in one area will affect outcomes in others, and that development must balance social, economic and environmental sustainability. We believe that the intent and goals of our current and potential future operations are aligned with the SDGs. These goals include elimination of poverty, zero hunger, health and well-being, quality education, gender equality, clean water and sanitation, affordable and clean energy, economic growth, industry, innovation and infrastructure, reduced inequalities, sustainable cities and communities, responsible consumption and production, climate action, life below water, life on land, peace, justice and strong institutions. We hope our business will address the 17 SDGs as follows:

1.	Elimination of Poverty. We are creating employment in a region with 22.6% unemployment as of the first quarter of 2021.

2.	Zero Hunger. We will create protein for animals, thereby feeding dairy cattle for milk production and cattle for beef production on the African continent. The global consumption of total protein in 2005 through 2007, based on disappearance values of food, was estimated to be 85g protein per person, per day. Africa has a daily per capita value of 62g per person per day, per the WHO. Alfalfa is a high-protein roughage which is usually about 15% to 25% crude protein, over 50% total organic nitrogen and high in calcium. Alfalfa and corn generally complement each other and can form the basis for cattle diets.

3.	Health and Well-Being. By providing economic development and job creation, we aspire to enhance lives, as the injection of spending may increase the average income in local communities and regions in which we will operate. Directly, we also provide a maternal health program for a regular sonograms, as well as a dental health program.

4.	Quality Education. We are working with leading academic institutions such as the non-binding Master Research and Training Agreement we entered into with LSU in Senegal to transfer skills and broaden education access through training and educational curriculum. In the case of Michigan State University, genetic understanding of cattle types and skills transfer will further be enhanced in Mauritania.

5.	Gender Equality. We compensate all our employees and consultants predicated on skill and meritocracy, agnostic to gender, and is committed to equality and promotion.

6.	Clean Water and Sanitation. We are utilizing water filtration and pumping technology to enhance the cleanliness and availability of the water supply for the local populations in the regions where we operate.

7.	Affordable and Clean Energy. We are working to commission an 100% fully solar renewable power plant on our LFT Farm.

8.	Decent Work and Economic Growth. We hope to create employment in each environment where we operate, having already created direct employment for over 80 individuals.

9.	Industry, Innovation and Infrastructure. As the cost of alfalfa production continues to rise in the United States, which accounted for 53% of the world’s alfalfa exports in 2019 (Source NAFA National Alfalfa and Forage Association), we are creating a large scale alfalfa farm increasing alfalfa production in an emerging market country. In addition, we are applying recent scientific and technical practices available to enhance productivity, mitigate emissions and open up a new industry in the Senegalese region.

10.	Reduced Inequalities. We are deeply committed not only to philanthropy, but to employment and promotional practices related to gender equality.

11.	Sustainable Cities and Communities. From energy to water to food production and consumption, to its fertilizer use to promote growth, to its byproduct management of nitrogen and animal fats, we aspire to have a closed-loop sustainable system and community.

12.	Responsible Consumption and Production. We allocated part of our land to the community as part of our philanthropy and community service and has no by-products or emissions, while striving to absorb carbon. Alfalfa plays a significant role as a type of livestock forage for animal feed, due to its high protein and digestible fiber content.

13.	Climate Action. To build its reforestation program, we have binding agreements with local governments in the Ingall and Aderbissinat to plant a minimum of one million hectares of trees in each area, for an aggregate of 2 million hectares. This also allows us to create a carbon sequestration program destined to lower carbon emissions and encourage Western companies to do the same. Additional Alfalfa’s root system creates anchorage to prevent desert encroachment.

14.	Life Below Water. We anticipate our aquaculture program will manage the wholesale purchase of fish from local fisherman, initially in Senegal and secondarily in East Africa and in conjunction with processing, much needed refrigeration, financing and logistics locally helping them to open up new markets in Europe and the Middle East. The commercial strategy for our aquaculture initiatives will be created in a sustainable manner by not overfishing in regions where bycatch is of great concern. In fact, we aspire to be challenging the trawler business in those environments.

15.	Life on Land. We expect our ability to grow alfalfa, which has the highest source of vegetation-based protein, will drive nutrition, local job creation and community development. In Niger, 60% of the entire economy involves cattle and livestock.

16.	Peace, Justice and Strong Institutions. We are working with communities, philanthropy, and academia, such as Louisiana State University (LSU), Michigan State University (MSU), UNICEF and the U.S. Agency for International Development (USAID). We are committed to sustainability, economic growth, education, and increasing jobs locally. We are working with local municipalities such as Fass Nagom in Senegal, and Aderbissinat and Ingall in Niger. In Senegal, we have a commercial dialogue with ANPIL, the local livestock association for local needs, specifications and requirements.

17.	Partnerships to Achieve the Goal. We ues local partners, municipalities and communities to further our development aspirations.

Government Regulation

The United States is responsible for 53% of the world’s alfalfa exports, the majority of which is located in the western states. 80% of the Colorado river usage is for agriculture, half of which is for alfalfa. While the primary demand drivers of global nutrition had created investor optimism, the supply side contracting is anticipated to create upward price pressure for the commodity pricing and demand. On August 16, 2021 the United States federal government declared the first-ever shortage of water on the Colorado River, triggering cutbacks in several states. The large-scale production of alfalfa during a megadrought is, in a large part, possible because the Imperial Valley is the single biggest controller of rights to Colorado River water. Given the two biggest reservoirs along the river, Lake Mead and Lake Powell, that work to provide power and water to over 40 million Americans in 7 states, are each close to hitting inoperable levels such that the Colorado River could stop flowing entirely, it is highly anticipated that the expiration of the river compact governing usage which lapsed at the end of 2022, will precipitate government scrutiny, heightened taxation and eventually in a curb in United States exports. In January 2023, the states belonging to the compact missed a federal deadline to resolve an agreement to make water use meet the river’s declining capacity, leaving the decision in the hands of the federal Bureau of Reclamation. On May 23, 2023 representatives from the seven Colorado River Basin states agreed to the submission of a Lower Basin, consensus-based system conservation proposal. The three Lower Basin states of California, Arizona and Nevada committed to measures to conserve at least 3 million-acre-feet (maf) of system water through the end of 2026, when the current operating guidelines are set to expire. Of those system conservation savings, 2.3 maf will be compensated through funding from the Inflation Reduction Act. Once officially approved by the Bureau of Reclamation, which operates the dams on Lake Mead and Lake Powell, the new agreement would be in place through 2026.

In terms of customs regulations, Senegal is a member of the West African Economic and Monetary Union (WAEMU) as well as the Economic Community of West African States (ECOWAS). Through these organizations, Senegal has adopted broad economic, import, customs, tariffs, and export regulations. Senegal abides by the ECOWAS Common External Tariff (CET) with a special import tax (TCI) on selected food products. The following documents are typically required for importing goods into Senegal: the supplier’s commercial invoice and the freight bill; the certificate of origin issued by the Chamber of Commerce of the country of origin; the packing list (document listing all parcels and their characteristics); authorization to import goods subject to quota (if applicable); the insurance certificate; the preliminary declaration of import (DPI) on values higher than or equal to CFA 1 000 000 (USD 2000). This declaration must be domiciled in a local bank. Agricultural related machinery and phytosanitary products generally operate without tax or duties. Senegalese Customs, “les douanes Sénégalaises”, clears all traded goods at the Port of Dakar, the Blaise Diagne International Airport, and road borders, and uses an online system called Gaïndé that covers all customs operations. According to the Investment Climate Facility for Africa, customs clearance in Senegal generally takes one day. At the Port of Dakar, imports are generally transported from the port facility in two days; the average truck turnaround time is about 23 minutes according to the United States Department of Agriculture.

In 2006, the Government of Abu Dhabi decided to gradually ban growing alfalfa and other animal feed grass to conserve the underground water reserves. To augment the shortfall in local production, the government entered the global hay importers market, awarding 600 thousand metric tons of hay to importers to be sourced globally. Over the years, the scheme has been extended to benefit farmers across the UAE, and importation of hay reached 2.5 million metric tons per year in 2016. On November 5, 2018, the Saudi government’s ban on cultivating green fodder became effective. The ban aims to reduce the pressure on the country’s already exhausted renewable water resources. According to an estimate by United National Development Programme (UNDP), 89% of freshwater in Saudi Arabia is spent in agriculture sector, and 57% of it is from non-renewable aquifers. The plan to phase out the local cultivation of green fodder by 2019 was issued by the Saudi Ministry of Water, Energy and Agriculture (MEWA) in December 2015.

Competition

The agriculture industry is highly competitive and subject to rapid and significant technological change. While we have agricultural and farming experience and related scientific knowledge, we will face competition from both large and small agricultural companies in multiple countries, including Senegal and the United States.

The alfalfa market in which we operate is competitive and rapidly evolving. The market is largely dependent on cattle for dairy cattle nutrition and meat production, with many new brands and product offerings emerging in the marketplace. In the field of agriculture, we face competition from both established, well-known legacy alfalfa suppliers and emerging competitors in areas such as eastern Europe and central Asia and competes with both alfalfa producers and producers of alternate sources of cattle feed and protein. We compete based on various product attributes including protein content, fiber content, moisture, logistics, long term availability and price. We believe that we competes favorably across these factors taken as a whole. Select competitors include Anderson Hay, ACX Global, Bailey Farms, Aldahra, Grupo Oses, Gruppo Carli, Border valley Trading, Barr-Ag, Alfa tec, Standlee Hay, Sacate Pellet Mills, Oxbow Animal Health, M&C Hay, Accomazzo, Hiushan Dairy, Qiushi Grass Industry, Beijing HDR trading, Modern Grasslands and Inner Mongolia Dachen Agriculture, and numerous other small scale and local producers.

In the fisheries and aquaculture business, we will have numerous, local, regional, national and global competitors, both at the wholesale purchase level in Senegal, and African east coast and at the wholesale sale level in Europe, the Middle East and the United States.

In the carbon offset and reforestation business, there are numerous groups operating under the Verified Carbon Standard (VCS), the Climate, Community & Biodiversity Standards (CCBS), and the American Carbon Registry (ACR). Numerous global companies are self-generating offsets, and carbon trading markets have been established in the European Union, Norway and the United States.

Partnerships

We are a partner and member of the USAID Finance and Investment Network. The United States Agency for International Development (USAID) is an independent agency of the United States federal government that is primarily responsible for administering civilian foreign aid and development assistance. USAID’s programs are authorized by Congress in the Foreign Assistance Act, which Congress supplements through directions in annual funding appropriation acts and other legislation. As an official component of U.S. foreign policy, USAID operates subject to the guidance of the President, Secretary of State, and the National Security Council. Congress passed the Foreign Assistance Act on September 4, 1961, which reorganized U.S. foreign assistance programs and mandated the creation of an agency to administer economic aid. USAID was subsequently established by the executive order of President John F. Kennedy, who sought to unite several existing foreign assistance organizations and programs under one agency. USAID became the first U.S. foreign assistance organization whose primary focus was long-term socioeconomic development.

In June 2021, we entered into a non-binding understanding with LSU to provide for a mutually beneficial research project. The final terms of the project and total amount to be paid to LSU have not yet been determined, but the intent of the partnership will be to train, develop and transfer educational skills to local Senegal communities and technically enhance knowledge in the fields of cattle nutrition, carbon absorption and offsets, and management of fish resources and sustainability. We are working to finalize the terms of the training and development project under the collaborative agreement.

We are working with A.P. Moller-Maersk, a large Danish multinational on the transportation, logistics and cold-chain implementation on an invoice basis, and a formal agreement is in process.

For its aquaculture development, we have an agreement in place with Willing Hands AS, a Norwegian company. The focus of Willing Hands AS is on the scoping, design, financing, building, operating and transferring of complete value chains, especially in industries where Norway is globally competitive. They enable industrial and sustainable development that catalyzes the creation of a competitive labor force, especially targeting emerging African markets. Willing Hands has active programs in Nigeria, Kenya and Uganda, amongst others. Willing Hands intends to build in collaboration with us, first in Senegal and then in Niger, a dedicated aquaculture facility for the breeding, nurture, commercialization and production of Tilapia for human consumption. In December 2021 we entered into an agreement with Willing Hands AS. Pursuant to the agreement, we paid Willing Hands AS a total of $100,000. The agreement will remain in effect until the completion of the services or the earlier termination of the agreement by either party. Either party has the right to terminate the agreement if the other party is in material breach of the agreement and has not remedied the situation within 60 days after written notification despite being requested to do so by the other party. Under the terms of the agreement, Willing Hands will provide technology and knowledge transfer and provision of training. We will provide land and water resources.

The economics of the agreement are expected to be included in a detailed matrix of responsibilities and profit and cost allocations in a definitive agreement, be executed by all parties, at or around the time of conclusion of the feasibility study.

Employees

As of March 31, 2024, we had 85 full-time employees. We also utilize independent contractors for various agricultural related services. Fifteen of our employees belong to a labor union. We have never experienced a labor-related work stoppage. We treat our employees with respect and dignity and consider our relations with our employees to be very good.

Community Relations

We have numerous community and social development initiatives in place and intends to grow these with the progression of large-scale commercial activities. We hope to become a source of over 1,000 created jobs for the community. Additionally, we already utilized over 1,000 hectares over local land for rice and sweet potato from those pilots for the local community. Additionally, alfalfa for the benefit of local livestock and dairy cattle will be donated as part of a community program to the local community, and we further allocated irrigated land to the local community. We also funded a local school for elementary education and a clinic which provides healthcare services free of charge to the local community. We also intend to directly support numerous local and international charities in Senegal and the ECOWAS region, including those causes focused on historical preservation. We funded and created a dental health program, a sports program and a maternal health program.

In Senegal, we are building a museum dedicated to African Art and History. We are supporting a non-governmental organization (NGO) dedicated to abused women and children, and are supporting protein nutrition in diets. We will also host a bi-annual farm day in conjunction with harvests for the benefit of local communities. Additionally, we are funding and developing women dedicated schooling regionally. We are evaluating additional community service-related programs including soccer stadiums, Malaria vaccines and environmental protection for the bird community in Saint Louis. Additionally, we initiated maternal health programs for the community.

In January 2024, our Senegal farm was awarded the Prix Walo Citizen Excellence award. This award was in recognition of our contributions to the well-being of African communities, particularly in the surrounding local communities of Ronkh and Ngnith in Senegal.

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition.

Risk Factors Summary

Investing in our securities involves risks. You should carefully consider the risks described in “Risk Factors” beginning on page 32 before making a decision to invest in our common stock. If any of these risks actually occurs, our business, financial condition and results of operations would likely be materially adversely affected. In such case, the trading price of our securities would likely decline, and you may lose all or part of your investment. Set forth below is a summary of some of the principal risks we face:

Risks Related to Our Business and Industry

●	We do not currently have sufficient funds to continue our operations and require additional capital immediately, and our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern.;

●	We have a limited operating history on which to judge our business prospects and management, and we cannot assure you that we will achieve or sustain profitability;

●	Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates, and our risk management strategies may not be successful in minimizing our exposure to these fluctuations;

●	Our earnings may be negatively impacted by declining demand for our product based on a variety of factors, including end-demand for crops, supply and quality issues, or any other reason;

●	We may be unable to successfully negotiate binding offtake agreements, which could harm our commercial prospects;

●	Our use of the 20,000 hectares located at the LFT Farm is subject to a 50-year land use right provided pursuant to a Republic of Senegal Presidential Decree (as of December 29, 2023, approximately 38 years will remain under this decree), which subjects us to risks including early termination or modification of such decree, which may result in a loss of anticipated future revenue, which could have an adverse effect on our ability to operate our business, our financial results and customer demand for our products and services;

●	We rely upon irrigation systems and public water sources, and in the event that the government or another regulatory body limits the Company’s ability to divert stream waters to its irrigation systems, the result could have a negative impact on the Company’s ability to continue with its agricultural operations and development plans;

●	The presence of the novel coronavirus disease, COVID-19, or any other pandemics, public health crisis or disease, such as Ebola virus or dengue, may have an adverse impact our business, including depressing demand for our products and preventing our employees, agents and consumers from travelling and conducting business activities;

●	Due to the international nature of our proposed business, we are exposed to various risks of international operations, including adverse trade policies, changes in laws, inflation, exchange controls, sovereign risk, changes in a region’s economic or political condition, and civil or political instability;

Risks Related to our Future Growth

●	If we fail to manage our recent and future growth effectively, we may be unable to execute our business plan or adequately address competitive challenges.

●	Because of the significant number of redemptions by our public stockholders, we only received approximately $2.89 million in distributions from the Trust Account in connection with our Business Combination, all of which was used to fund business expenses. We will require significant additional financing to achieve our goals and a failure to obtain this capital on acceptable terms, or at all, may adversely impact our ability to support our business growth strategy.

●	Our results of operations may fluctuate from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.

●	Forecasts of market growth in this prospectus may not be accurate.

Risks Related to Intellectual Property

●	If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, then our business and results of operations could be materially harmed.

●	Third parties may assert that we are infringing upon their intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.

Risk Related to Our Securities

●	Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●	Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

●	Our stock price may be volatile and may decline regardless of our operating performance.

●	There can be no assurance that our common stock will be able to comply with the continued listing standards of Nasdaq.

●	We are currently an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and that status could make our securities less attractive to investors.

Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this Form 10-K. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Industry

We do not currently have sufficient funds to service our operations and expenses and other liquidity needs and require additional capital immediately, and our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern.

We do not currently have sufficient funds to service our operations and our expenses and other liquidity needs and require additional capital immediately, and our independent registered public accountants and management have expressed substantial doubt as to our ability to continue as a going concern. At December 31, 2023 we had a working capital deficit of approximately $24.6 million. At December 31, 2023, we had approximately $2.8 million in cash. We received approximately $8.6 million in gross proceeds from the Closing, inclusive of proceeds from the Trust Account and funds received in connection with the Cash-Settled Equity Derivative Transaction agreement entered into with Vellar Opportunities Fund Master, Ltd. (the “CSED”). We have incurred substantial transaction expenses in connection with the Business Combination and approximately $2.0 million of transaction expenses were settled at the Closing. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Closing. We intend to seek delays on certain payments and explore other ways of potentially reducing immediate expenses with the goal of preserving cash until any potential additional financing is secured, but these efforts may not be successful or sufficient in amount or on a timely basis to meet our ongoing capital requirements.

We are in discussions with certain financing sources to attempt to secure additional interim financing, which is needed to continue operations and fund other liquidity needs. In the absence of additional sources of liquidity, management anticipates that existing cash resources will not be sufficient to meet ongoing operating and liquidity needs. However, there is no assurance that we will be able to timely secure such additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on acceptable terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. If sufficient funds are not available, we will have to delay, reduce the scope of, or eliminate some or all of our business activities, which would adversely affect our business prospects and our ability to continue our operations. In addition, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and/or seek protection under Chapters 7 or 11 of the United States Bankruptcy Code. This could potentially cause us to cease operations and result in a total loss of your investment in our common stock.

Our independent auditor’s report on its financial statements included an explanatory paragraph that indicates that the financial statements were prepared assuming that we would continue as a going concern. As discussed in Note 1 to the financial statements for the year ended December 31, 2023, we have a history of net losses incurred for the current and prior years as of December 31, 2022. We also do not have sufficient cash on hand or available liquidity to meet our obligations through the twelve months following December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. The financial statements contained elsewhere in this proxy statement/prospectus do not include any adjustments that might result from our inability to continue as a going concern.

Because the proceeds from the Business Combination and CSED are not adequate to cover our accrued and unpaid expenses and provide the cash and liquidity necessary to operate and grow our business, we continue to seek additional financing, including debt and equity financing, and other sources of financing such as senior convertible notes and other sources of capital, including with related parties. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders.

If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue any potential strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop further hectarage for production. In addition, our ability to raise necessary financing could be impacted by macro-economic conditions, such as an inflationary period or economic slowdown, and market impacts as a result of geopolitical events, including relating to Russia’s invasion of Ukraine and the State of Israel’s war against Hamas. If we are unable to obtain sufficient funding on a timely basis and on acceptable terms and continue as a going concern, we may be required to significantly curtail, delay or discontinue our development programs or to otherwise reduce or discontinue our operations. If we are ultimately unable to continue as a going concern, we may have to seek the protection of bankruptcy laws or liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and in these circumstances, it is likely that our stockholders will lose all or a part of their investment.

We have a limited operating history on which to judge our business prospects and management.

We were incorporated in May 2021 and have only recently commenced commercial operations. An evaluation of our business and prospects can only be made through our pilot program and the operations of our wholly owned subsidiaries. Operating results for future periods are subject to numerous uncertainties and we cannot assure that we will achieve or sustain profitability. Our prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including our success in attracting and retaining motivated and qualified personnel, our ability to establish short term credit lines or obtain financing from other sources, our ability to develop and market new products or control costs, and general economic conditions. We cannot assure that we will successfully address any of these contingencies.

We have a history of net losses.

For the fiscal year ended December 31, 2023 we incurred a net loss of approximately $43.1 million. and used cash in continuing operations of $4.0 million. We also incurred a net loss of approximately $26.3 million and used cash in continuing operations of $2.7 million for the year ended December 31, 2022. Our operations have historically been financed principally by loans from our majority shareholder, Global Commodities and Investments Limited, and its affiliated entities. Our primary sources of liquidity to date are loans from Global Commodities, sales of unneeded fixed assets from the prior ownership, various convertible and short-term debt instruments as well as the sale of alfalfa, which began during the second quarter of 2022.

There can be no assurance that we will be able to bring the business to operating profitability in the near-term or at all. As of December 31, 2023 we did not hold cash and cash equivalents in an amount sufficient to finance our operations for the next twelve months. There can be no assurance that we will obtain sufficient liquidity to continue operations or initiatives or for our business. Our cash flows may be impacted by a number of factors, including changing market conditions, reduction in demand for our crops as well as operating losses that are being incurred. There can be no assurance that we will be successful in raising additional capital necessary to fund our operations in the near or long term. The failure to raise any necessary additional capital on acceptable terms, or at all, may have a material adverse effect on our future business and results of operations.

The loss of any member or change in structure of our senior management team could adversely affect our business.

Our success depends in large part upon the skills, experience and performance of members of our executive management team and others in key leadership positions as we depend on key management to run our business. The efforts of these persons will be critical to us as we continues to develop and scale our business. If we were to lose one or more key executives, including Michael Rhodes, our Chief Executive Officer, Harry Green, our Chief Financial Officer, and Edward Meiring, our Chief Operating Officer, among others, we may experience difficulties in competing effectively and implementing our business strategy. Only certain of our executives have employment contracts, and the majority of our employees are at-will, which means that either we or any employee may terminate their employment at any time or in the notice period set forth in an executive’s contract. We do not carry key person insurance for any of our executives or employees. The loss of one or more of our executive officers or other key personnel or our inability to locate suitable or qualified replacements could be significantly detrimental to product development efforts and could have a material adverse effect on our business, financial condition and results of operations.

In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not citizens or permanent residents of Senegal or Niger, many of whom are highly skilled and constitute an important part of our workforce. Our ability to hire and retain these employees and their ability to remain and work in our countries of operations. are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures, including those that may be enacted by the current presidential administrations may adversely affect our ability to hire or retain such workers, increase operating expenses and negatively impact our ability to deliver products and services, any of which would adversely affect our business, financial condition and results of operations.

We may not be able to manage our future growth effectively, which could make it difficult to execute our business strategy.

Our expected future growth could create a strain on the organizational, administrative and operational infrastructure, including farming operations and logistics. We may not be able to maintain the quality of or expected delivery times for its products or satisfy customer demand as it grows. Our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. As we grow, any failure of our controls or interruption of our facilities or systems could have a negative impact on our business and financial operations. We plan to expand into the fishery logistics and carbon offset production businesses, which will affect a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain, and failure to complete these activities in a timely and efficient manner could adversely affect our operations. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business could be harmed.

Our use of the 20,000 hectares located at the LFT Farm is subject to a 50-year land use right provided pursuant to a Republic of Senegal Presidential Decree, which subjects us to risks including early termination.

Our right to utilize the 20,000 hectares of land upon which its LFT Farm is located in Les Fermes de la Teranga in Northern Senegal, is granted pursuant to a Republic of Senegal Presidential Decree controlled by our wholly owned subsidiary, Agro Industries. While we have no reason to believe that the Republic of Senegal will terminate the Senegal Presidential Decree, the Republic of Senegal has the right to modify, curtail or terminate such decrees without prior notice at its convenience. In the event of any such termination or modification, we may not be entitled to recover any of our incurred or committed costs relating to the development of the LFT Farm. The termination or any modification or curtailment of the Senegal Presidential Decree would result in a loss of anticipated future revenue attributable to the LFT Farm, which could have an adverse effect on our ability to operate our business, our financial results, and customer demand for our products and services.

Our risk management strategies may not be effective.

Our business is affected by fluctuations in agricultural commodity prices, transportation costs, energy prices, interest rates, and foreign currency exchange rates. We may engage in hedging transactions to manage these risks. However, our exposure may not always be fully hedged, and our hedging strategies may not be successful in minimizing our exposure to these fluctuations. In addition, our risk management strategies may seek to position our overall portfolio relative to expected market movements. While we have implemented a broad range of risk monitoring and control procedures and policies to mitigate potential losses, we may not in all cases be successful in anticipating a significant risk exposure and protecting us from losses that have the potential to impair our financial position.

Our relative crop yields may not be consistent with our pilot experience.

We have undertaken a pilot programs for rice, sweet potato, and most recently alfalfa in order to understand soil quality, water and agronomy that generated substantive growth results. While our alfalfa pilot program has also generated consistent results and, along with the results of our rice and sweet potato programs, enhanced our confidence in potential alfalfa crop yields, these results may have been aberrational and there is no guarantee that they will be sustained in larger commercial practice.

Our earnings can be negatively impacted by declining demand brought on by varying factors, many of which are out of our control.

Demand for our product depends upon a variety of factors, including end-demand for the crops. For example, a severe downturn in the dairy industry could have a negative effect on sales of alfalfa hay, and as a result, the demand for our alfalfa in the markets in which we sell. In addition, demand for our products could decline because of other supply and quality issues or for any other reason, including products of competitors that might be considered superior by end users. A decline in demand for our products could have a material adverse effect on our business, results of operations and financial condition.

We rely upon irrigation systems and public water sources and a loss of access to public water sources could have detrimental effects on our ability to produce alfalfa.

We remain engaged in farming and harvesting operations relating to alfalfa to be utilized for cattle feed. We incur significant risks relating to the cost of growing and maintaining alfalfa and producing and selling the alfalfa. We rely on water sourced from our irrigation systems, which divert water from streams and development tunnels into a network of ditches, tunnels, flumes, siphons and reservoirs. In the event that the government or another regulatory body limits our ability to divert stream waters to our irrigation systems, the result could have a negative impact on our ability to continue with our agricultural operations and development plans.

We may be unable to successfully negotiate binding offtake agreements, which could harm our commercial prospects.

We cannot assure you that we will be able to negotiate one or more offtake agreements or that, if such offtake agreements are completed, the terms would enable us to market our crop at a favorable margin. Although we are engaged in discussions with respect to such offtake agreements, we may fail to successfully negotiate offtake agreements in a timely manner or on favorable terms, which may force us to dedicate additional resources to sales in spot markets. Furthermore, should we remain dependent on spot market sales, our profitability will remain vulnerable to short-term fluctuations in the price and demand for alfalfa and competing substitutes. A failure to have offtake agreements in place may affect the willingness of investors to make an investment in us, which could impair our ability to raise additional capital.

A pandemic, epidemic, outbreak of an infectious disease, including the outbreak of a novel strain of coronavirus (“COVID-19”) or other public health crisis could adversely impact our business operations and financial results.

If a pandemic, epidemic, or outbreak of an infectious disease, including the resurgence of COVID-19 or the outbreak of a novel strain of COVID-19, or other public health crisis were to affect our markets, facilities or our customers, our business could be adversely affected. The global spread of COVID-19 has disrupted certain aspects of our operations, including the ability of certain of our employees to collaborate in-person, and may adversely impact our business operations and financial results, including our ability to execute on our business strategy and goals. Specifically, the continued spread of COVID-19, the potential future spread of other infectious diseases and related precautionary measures may result in delays or disruptions in our supply chain, delays in the launch or execution of certain of our customers’ projects and a decrease of our operational efficiency in the development of our systems, products, technologies and services. We continue to take measures within our business operations to ensure the health and safety of our employees. However, there can be no assurance that these measures will prevent disruptions due to COVID-19 or other infectious diseases within our workforce.

The COVID-19 pandemic has also resulted in, and other infectious diseases could result in, significant disruption and volatility of global financial markets. This disruption and volatility may adversely impact our ability to access capital. In the future, this could negatively affect our liquidity and capital resources. Given the rapid and evolving nature of the impact of the virus, responsive measures taken by governmental authorities and the continued uncertainty about its impact on society and the global economy, we cannot predict the extent to which it will affect our operations, particularly if these impacts persist or worsen over an extended period of time. To the extent COVID-19 adversely affects our business operations and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Outbreaks of other disease may adversely affect our business operations and financial condition.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and financial condition. Many of our operations are currently, and will likely remain in the near future, in developing countries which are susceptible to outbreaks of disease and may lack the resources to effectively contain such an outbreak quickly. Such outbreaks may impact our ability to operate by limiting access to qualified personnel, increasing costs associated with ensuring the safety and health of its personnel, restricting transportation of personnel, equipment, and supplies to and from its areas of operation and diverting the time, attention and resources of government agencies which are necessary to conduct its operations. In addition, any losses we experience as a result of such outbreaks of disease which impact sales or delay production may not be covered by our insurance policies.

Epidemics of both Ebola virus and dengue have been reported in recent years in West Africa. An epidemic of the Ebola virus disease occurred in parts of West Africa in 2014 and continued through 2015. A substantial number of deaths were reported by the World Health Organization (“WHO”) in West Africa, and the WHO declared it a global health emergency. A localized outbreak of dengue was reported in 2016. It is impossible to predict the effect and potential spread of new outbreaks of the Ebola virus or dengue in West Africa and surrounding areas. Should another Ebola virus or dengue outbreak occur, including to the countries in which we operate, or not be satisfactorily contained, our operations could be delayed, or interrupted after commencement. Any changes to these operations could significantly increase costs of operations.

There is potential for competitive cattle feed or alternate protein sources.

Beef cattle can utilize roughages of both low and high quality, including pasture forage, hay, silage, corn (maize) fodder, straw, and grain by-products. Cattle also utilize nonprotein nitrogen in the form of urea and biuret feed supplements, which can supply from one-third to one-half of all the protein needs of beef animals. Nonprotein nitrogen is relatively cheap and abundant and is usually fed in a grain ration or in liquid supplements with molasses and phosphoric acid or is mixed with silage at ensiling time; it also may be used in supplement blocks for range cattle or as part of range pellets. Other additions to diet include corn (maize), sorghum, milo, wheat, barley, or oats. Whey protein and pea protein have recently emerged as competitive protein sources to alfalfa, albeit at materially lower yields.

We are subject to global and regional economic downturns and related risks.

The level of demand for our products is affected by global and regional demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities and food products, which could adversely affect our business and results of operations. Further, deteriorating economic and political conditions in our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products.

Additionally, weak global economic conditions and adverse conditions in global financial and capital markets, including constraints on the availability of credit, have in the past adversely affected, and may in the future adversely affect, the financial condition and creditworthiness of some of our customers, suppliers and other counterparties, which in turn may negatively impact our financial condition and results of operations.

Adverse weather and other farming conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the agricultural commodities that we sell and use in our business, reduce demand for our fertilizer products and negatively affect the creditworthiness of agricultural producers who do business with us.

Severe adverse weather conditions, such as severe storms, may also result in extensive property damage, extended business interruption, personal injuries and other loss and damage to our business. Our operations also rely on dependable and efficient transportation services. A disruption in transportation services, as a result of weather conditions or otherwise, may also significantly adversely impact our operations.

Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations, the location, costs and competitiveness of global agricultural commodity production and related storage and processing facilities and the supply and demand for agricultural commodities. These effects could be material to our results of operations, liquidity or capital resources.

Although alfalfa is a well-adapted plant that usually gives good production for many years, it can be severely affected by weeds. Weeds compete with alfalfa plants in water and nutrient, resulting in thin and underperforming plants. We may have to consult local farmers and/or agronomists in order to understand the most recent information on the weeds most commonly found in our region. Then we will have to plan a solid (pre and after sowing) weed management policy, taking into account the local legal framework and the agronomist’s suggestion. Some chemicals widely used in some countries are strictly forbidden in other countries.

We operate in areas subject to natural disasters and which may be adversely affected by climate change.

Climate change poses a threat to Senegal’s socio-economic development. In general, climate models suggest that West African countries will likely experience increased temperatures, decreased annual rainfall, increases in the intensity and frequency of heavy rainfall events, and a rise in sea level. Climate change in Senegal will have wide reaching impacts on many aspects of life in Senegal. Climate change is expected to cause an increase in average temperatures over west Africa by between 1.5 and 4 °C (3 °F and 7 °F) by the middle of this century, relative to 1986 – 2005. Projections of rainfall indicate an overall decrease in rainfall and an increase in intense mega-storm events over the Sahel. The sea level is expected to rise faster in West Africa than the global average. Although Senegal is currently not a major contributor to global greenhouse gas emissions, it is one of the most vulnerable countries to climate change. Extreme drought is impacting agriculture, and causing food and job insecurity. More than 70% of the population is employed in the agricultural sector. Sea level rise and resulting coastal erosion is expected to cause damage to coastal infrastructure and displace a large percentage of the population living in coastal areas. Climate change also has the potential to increase land degradation that will likely increase desertification in eastern Senegal, leading to an expansion of the Sahara.

Senegal and other West African countries are also prone to floods, droughts and other natural disasters. The effects of climate change, a significant seismic event where our operations are concentrated, abundance of insects or locusts, or other natural disasters could adversely impact our ability to deliver labor to the crops, deliver crops to the marketplace, and receive water and could adversely affect our costs of operations and profitability.

We are subject to fluctuations in agricultural commodity and other raw material prices, energy prices and other factors outside of our control that could adversely affect our operating results.

Prices for agricultural commodities and their by-products, like those of other commodities, are often volatile and sensitive to local and international changes in supply and demand caused by factors outside of our control, including farmer planting and selling decisions, currency fluctuations, government agriculture programs and policies, pandemics (such as the COVID-19 pandemic), governmental restrictions or mandates, global inventory levels, demand for biofuels, weather and crop conditions, and demand for and supply of competing commodities and substitutes. These factors may cause volatility in our operating results.

Additionally, our operating costs and the selling prices of certain of its products are sensitive to changes in energy prices. Our industrial operations utilize significant amounts of electricity, natural gas and coal, and our transportation operations are dependent upon diesel fuel and other petroleum-based products. Significant increases in the cost of these items and currency fluctuations could adversely affect our operating costs and results. The selling prices of the agricultural commodities and commodity products that we sell are also sensitive to changes in the market price for biofuels, and consequently world petroleum prices.

We are vulnerable to the effects of supply and demand imbalances in our industries.

Historically, the market for some agricultural commodities has been cyclical, with periods of high demand and capacity utilization stimulating new plant investment and the addition of incremental processing or production capacity by industry participants to meet the demand. The timing and extent of this expansion may then produce excess supply conditions in the market, which, until the supply/demand balance is again restored, negatively impacts product prices and operating results. During times of reduced market demand, we may suspend or reduce production.

Our business may require significant capital expenditures.

Our business is capital intensive, particularly in the redevelopment of the land and rehabilitation of water infrastructure. On an annual basis, we could spend significant sums of money for additions to, or replacement of, land, land improvements, irrigation and farming equipment. We must obtain funds for these capital projects from operations or new capital raises. We cannot provide assurance that available sources of funds will be adequate or that the cost of funds will be at levels permitting us to earn a reasonable rate of return.

Ruminant livestock generates Greenhouse Gas Emissions, which contribute to climate change, and any global scrutiny on alfalfa as a source of cattle nutrition could adversely affect our operating results.

Ruminant livestock generates a significant proportion of anthropogenic Greenhouse Gas Emissions, which contributes to climate change. Global scrutiny on Greenhouse Gas Emissions may serve to increase scrutiny on alfalfa as a source of cattle nutrition, which could adversely affect our costs of operations and profitability.

Ruminants such as cattle, sheep, and goats produce meat and milk through enteric fermentation, a digestive process in which microbes decompose and ferment food in the digestive tract or rumen. This process produces methane which is emitted via digestion. The amount of methane produced is directly related to the type of food consumed and the level of intake, in addition to other factors such as animal size, growth rate, production level, and environmental temperature. The loss of methane from ruminants also represents a loss of dietary energy, so initiatives to reduce emissions also represent an opportunity to improve the efficiency of livestock production. Methane is naturally occurring, and typically decomposes over a 10-year half-life, and has recently been recalibrated according to a new scoring methodology, the GWP* methodology, by the University of Oxford.

Crop insurance may not be available or not be adequate to cover losses.

We do not currently have property insurance covering our facilities and the LFT Farm. The insurance industry in Senegal is still at an early stage of development. Insurance companies in Senegal offer limited insurance products and the cost of such insurance is high. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities and equipment, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to purchase such insurance. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

In addition, certain crops and certain land locations are either not eligible or eligible at a reduced level for crop insurance. We intend to grow crops in areas where full insurance is available, but the consistent availability and reasonable cost of such insurance cannot be guaranteed. Further, if an insurance claim is made, the amount of funds received might not be sufficient to cover costs and provide debt service.

Our earnings may be affected, to large extent, by volatility in the market value of our crops.

We intend to grow primarily organic alfalfa. The price of alfalfa, like other commodity crops, can vary widely, thereby directly impacting our revenue. In addition, we may not have a diverse customer base to which we are selling our product. If a single material buyer should fail to take or pay for its production, we would have to sell to other purchasers who might pay higher or lower prices than specified in our contracts.

If we are unable to plant enough alfalfa crop during the planting season that occurs in the first quarter of the year prior to the Senegal rainy season to meet our projections and fulfill anticipated demand for that year, the loss of revenue may have a material adverse effect on our results of operations and financial condition.

Should events such as adverse weather, such as drought or floods (which are difficult to anticipate and which cannot be controlled), production or transportation interruptions, delays in obtaining available inputs such as fertilizer or equipment due to supply chain or other local disruptions, or lack of seasonal labor, and contractor availability, we may be unable to plant enough crops during the first quarter of the year, which we refer to as the planting season, to meet our projections and anticipated demand. Failure to plant our targeted crops amounts for any year may result in reduced revenue without the opportunity to recover until the following planting season, which could have a material adverse effect on our results of operations and financial condition.

Our ability to cultivate, husband and harvest our crop may be compromised by availability of labor and equipment.

When the crop is ready to harvest, we are dependent on seasonal labor and contractors for harvesting. During harvest season, there is demand for such seasonal labor from other farming operations which will compete with our demand. The availability of seasonal farm labor is also affected by uncertain national immigration policies and politically volatile enforcement practices. Thus, adequate labor might not be available when our crops are ready to harvest. This could delay revenue or decrease revenue.

The inability to obtain certain materials could adversely impact our ability to deliver on our contractual commitments which could negatively impact our results of operations and cash flows.

Although most materials essential to our business are generally available from multiple sources, some key materials, while currently available to us from multiple sources, are at times subject to industry-wide availability constraints and pricing pressures. If the supply of a key or single-sourced material to us were to be delayed or curtailed or in the event of a delayed shipment of completed products to us, our ability to ship product in desired quantities, and in a timely manner, could be adversely affected. Our business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if suppliers were to decide to concentrate on the production of common components instead of components customized to meet our requirements. We attempt to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. Consistent with industry practice, we aquire materials through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. However, adverse changes in our vendors’ supply chain may adversely impact the supply of key materials.

Reliance on third-party manufacturers may result in increased or volatile costs.

The alfalfa products we offer require a limited number of third-party manufacturers to produce, and as a result we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the costs of such suppliers, and there is no guarantee that costs will not rise. In addition, as we expand into new categories and product types we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than it has historically seen in its current categories. We may not be able to pass increased costs on to consumers, which could adversely affect its operating results. Moreover, in the event of a significant disruption in the supply of the materials used in the manufacture of the products we offer, we and our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price.

Risks Related to Operations Outside of the United States

We are subject to economic, political and other risks of doing business globally and in emerging markets.

We will be a multi-national business and our business strategies may involve expanding or developing our business in emerging market regions, including Eastern Europe, Asia-Pacific, the Middle East and Africa. Due to the international nature of our business, we are exposed to various risks of international operations, including:

●	adverse trade policies or trade barriers on agricultural commodities and commodity products; government regulations and mandates in response to the COVID-19 pandemic;

●	inflation and hyperinflation and adverse economic effects resulting from governmental attempts to control inflation, such as the imposition of wage and price controls and higher interest rates;

●	changes in laws and regulations or their interpretation or enforcement in the countries where AFRAG operate, such as tax laws;

●	difficulties in enforcing agreements or judgments and collecting receivables in foreign jurisdictions;

●	exchange controls or other currency restrictions and limitations on the movement of funds, such as on the remittance of dividends by subsidiaries;

●	inadequate infrastructure and logistics challenges;

●	sovereign risk and the risk of government intervention, including through expropriation, or regulation of the economy or natural resources, including restrictions on foreign ownership of land or other assets; while we may adopt insurance coverage to cover expropriation risk, convertibility, transfer and other risks, this may not sufficient to cover business risks;

●	the requirement to comply with a wide variety of laws and regulations that apply to international operations, including, without limitation, economic sanctions regulations, labor laws, import and export regulations, anti-corruption and anti-bribery laws;

●	challenges in maintaining an effective internal control environment with operations in multiple international locations, including language differences, varying levels of accounting expertise in international locations and multiple financial information systems;

●	changes in a country’s or region’s economic or political condition; and

●	labor disruptions, civil unrest, significant political instability, coup attempts, wars or other armed conflict or acts of terrorism.

Emerging markets are subject to different risks as compared to more developed markets. Operating a business in an emerging market can involve a greater degree of risk than operating a business in more developed markets, including, in some cases, increased political, economic and legal risks. Emerging market governments and judiciaries often exercise broad, unchecked discretion and are susceptible to abuse and corruption. Moreover, financial turmoil in any emerging market country tends to adversely affect the value of investments in all emerging market countries as investors move their money to more stable, developed markets. As has happened in the past, financial problems or an increase in the perceived risks associated with investing in companies in emerging economies could dampen foreign investment and adversely affect the local economy. Generally, investment in emerging markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved in, and are familiar with, investing in emerging markets.

Finally, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions. We cannot predict the effects that future trade policy or the terms of any negotiated trade agreements and their impact on our business could have. These risks could adversely affect our operations, business strategies and operating results.

We are subject to a number of risks in its supply chain including failure in telecommunication systems, subcontractor and vendor failure to perform and the disruption of transportation networks. The distances between areas of operations in Niger and Senegal are vast, as are the distances between our African operations and that of our consumer markets which leaves us exposed to variability in supply chains.

Our operations in Senegal have resulted in, and as our business expands may result in, claims that these operations have had or will have a detrimental effect on the local communities in which the operations are located.

Historically, certain areas of Africa have a limited history of formal land ownership, and as a result certain communities have made, and may in the future make additional, land claims with respect to our properties or insist on further involvement in our operations.

Claims may continue to be made that will require substantial management resources to address. There can be no assurance that any such claim will not be adjudicated to be valid, and if so determined may result in concessions of granted land or other compensation.

Our operations in Senegal have resulted in, and as its business expands may result in, claims from local communities asserting ownership of certain of our properties.

Historically, certain areas of Africa have a limited history of formal land ownership, and as a result certain communities have made, and may in the future make additional, land claims with respect to our properties or insist on further outside involvement in our operations. For example, certain organizations purporting to advance the interests of Senegalese communities recently sent a letter to one of our technical advisors highlighting such a land claim and questioning the propriety of the advisor’s relationship with us. While we believe the claims and questions set forth in the letter are without merit, there can be no assurance that such claims or any similar future claims will not be adjudicated to be valid, and if so determined may result partially or wholly in the loss of land granted to us that are subject to such claims or the payment of other compensation to claimants. Claims may continue to be made that will require substantial management resources to address.

Our ongoing operations in Niger may be affected by the geopolitical instability in the country.

The U.S. issued a travel advisory related to Niger on August 2. 2023. On July 26, 2023, President Mohamed Bazoum was placed under house arrest amidst efforts to overthrow the democratically elected government of Niger. Subsequent events have severely limited flight options to and from Niger. Given this development, on August 2, 2023, the U.S. government ordered the departure of non-emergency U.S. government employees and eligible family members from Embassy Niamey. The U.S. Embassy in Niamey has temporarily reduced its personnel, suspended routine services, and is only able to provide emergency assistance to U.S. citizens in Niger. Current, and future, instability in Niger could adversely affect our operations, business strategies and operating results.

Our operations in Africa are subject to risk associated with lack of infrastructure.

Our growth strategy depends in part on its ability to expand its operations in Africa. However, Africa may have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. Engaging in business practices prohibited by laws and regulations with extraterritorial reach, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or local anti-bribery laws may be more common. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.

Disruptions in water and power supply may adversely affect our operations.

Our operations are reliant upon stable supply of electricity, availability of water and access to transportation routes in order to optimally run its operations and/or move its products. The infrastructure in some countries in which we operate, such as rail infrastructure, inland water systems, electricity and water supply, may need to be further upgraded and expanded, and in certain instances, possibly at our own cost. Should we not have access to reliable electricity supply, or should we have limited access to water or experience infrastructure challenges in the regions in which we operate, this could have a material adverse effect on our business, operating results, cash flows, financial condition and future growth. Reliable supply of electricity is important to run our business optimally. The African power system remains very tight. Unplanned power outages may have a negative impact on our production volumes, cost and profitability.

Water, as a resource, is becoming increasingly limited as global demand for water increases. A significant part of our operations requires the use of large volumes of water. Africa is generally an arid continent and prolonged periods of drought or significant changes to current water laws could increase the cost or availability of our water supplies or otherwise impact our operations. A deterioration in water quality may contribute to an increase in costs. Although various technological advances may improve the water efficiency of our processes, they are capital intensive. We may experience limited water availability due to periodic drought events, deterioration in water quality and other infrastructure challenges related to our African operations, which could have a material adverse effect on our business, operating results, cash flows, financial condition and future growth.

Senegal and other countries in which we may operate may experience civil or political unrest or acts of terrorism.

Outbreaks of civil and political unrest and acts of terrorism have occurred in countries in Europe, Africa, South America, and the Middle East, including countries where we currently operate or plan to operate. For example, in May 2023 Senegal experienced political unrest and rioting predicated on the incarceration of a government opposition leader for criminal activity. The Senegalese government’s response to the rioting resulted in deaths of Senegal citizens and the slowdown of commercial activity throughout the country. Continued or escalated civil and political unrest and acts of terrorism in the countries in which we operate could result in our curtailing operations or delays in project completions. In the event that countries in which we operate experience civil or political unrest or acts of terrorism, especially in events where such unrest leads to an unseating of the established government, our operations could be materially impaired. our potential international operations may also be adversely affected, directly or indirectly, by laws, policies, and regulations of the United States affecting foreign trade and taxation, including U.S. trade sanctions. Realization of any of the factors listed above could materially and adversely affect our financial condition, results of operations, or cash flows.

Risks Related to Cybersecurity, Privacy and Information Technology

Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

We collect, store, process, and use personal information and other customer data, and rely in part on third parties that are not directly under our control to manage certain of these operations and to collect, store, process and use payment information. Due to the volume and sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of this information. Laws and regulations relating to privacy, data protection and consumer protection are evolving and subject to potentially differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly.

As we expand our international presence, we may also become subject to additional privacy rules, many of which, such as the General Data Protection Regulation promulgated by the European Union (the “GDPR”) and international laws supplementing the GDPR, such as in the United Kingdom, are significantly more stringent than those currently enforced in the United States. The law requires companies to meet stringent requirements regarding the handling of personal data of individuals located in the EEA. These more stringent requirements include expanded disclosures to inform customers about how we may use their personal data through external privacy notices, increased controls on profiling customers and increased rights for data subjects (including customers and employees) to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked tick boxes and bundled consents, thereby requiring customers to affirmatively consent for a given purpose through separate tick boxes or other affirmative action.

A significant data breach or any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations or other principles or orders to which it may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations and/or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

Failures in our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.

If our main data center or cloud infrastructure were to fail, or if it were to suffer an interruption or degradation of services at our main data center, we could lose important manufacturing and technical data, which could harm our business. Our facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A decision to close the facilities without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, misuse of or unauthorized acquisition of our or our customers’ data, the loss, corruption or alteration of this data, interruptions in our operations or damage to our computer hardware or systems or those of our customers. Moreover, negative publicity arising from these types of disruptions could damage our reputation. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in its service. Significant unavailability of our services and due to attacks could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Legal, Regulatory and Compliance

Government policies and regulations affecting the agricultural sector and related industries could adversely affect our operations and profitability.

Agricultural commodity production and trade flows are significantly affected by government policies and regulations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, import and export restrictions, price controls on agricultural commodities and energy policies (including biofuels mandates), can influence industry profitability, the planting of certain crops versus other uses of agricultural resources, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. Additionally, regulation of financial markets and instruments internationally may create uncertainty as these laws are adopted and implemented and may impose significant additional risks and costs that could impact our risk management practices. Future governmental policies, regulations or actions impacting our industries may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business in existing and target markets, or engage in risk management activities and otherwise cause our financial results to suffer.

Expenses or liabilities resulting from litigation could materially adversely affect our results of operations and financial condition.

We have and may become party to various legal proceedings and other claims that arise in the ordinary course of business, or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In addition, any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our platform or have other adverse effects on its business. While we cannot assure the ultimate outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on its business. However, if one or more of these legal matters resulted in a substantial monetary judgment against us, such a judgment could harm its results of operations and financial condition.

African Agriculture Holdings Inc. is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund all of its operations and expenses, including future dividend payments, if any.

Our operations are conducted entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. Some of our subsidiaries may become subject to agreements that restrict the sale of assets and significantly restrict or prohibit the payment of dividends or the making of distributions, loans or other payments to stockholders, partners or members. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

Following the consummation of the Business Combination, we became subject to the reporting requirements of the Securities Act, the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. We expect that the requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are currently an Exchange Act reporting company required to file reports with the SEC, and we are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed in such reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed such reports is accumulated and communicated to our principal executive and financial officers. We note that 10X II filed a Form NT 10-Q for the quarter ended September 30, 2023 indicating that it was unable to file its quarterly report for such quarter within the prescribed time period because its independent registered accounting firm was unable to complete its review of the financial statements for such quarter prior to the prescribed due date. We may have similar difficulty filing timely Exchange Act reports in the future.

As part of the SEC review process in connection with our Form S-1 initially filed on March 31, 2022, AFRAG identified certain errors in its financial statements related to the acquisition of its wholly owned subsidiary, LFT, in 2018 as follows:

AFRAG determined that its acquisition LFT in 2018 should have been accounted for as an asset acquisition instead of a business combination. As a result, in 2018 AFRAG overstated its land use right intangible asset and should not have recognized a bargain purchase gain.

AFRAG determined that a related party payable owed to the prior owner of LFT was relinquished in the acquisition of LFT and, as a result, AFRAG should not have recognized this related party payable in 2018. As a result, AFRAG should not have accrued an operating expense for this related party payable in 2018.

As a direct result of the above two error corrections imputed interest on the related party payable and amortization of the land use right asset were overstated. The reduction in the related party payable also impacted the calculation of the foreign currency translation adjustment and the allocation to the non-controlling interest.

See Note 3 to the unaudited consolidated financial statements of AFRAG for the year ended December 31, 2022 and 2021 contained elsewhere in this prospectus.

While we are taking action to update our controls to identify any future errors, any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause us to fail to meet our reporting obligations and may result in additional restatements of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports to be filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs, and provide significant management oversight in the regular context of business operations. Any failure to maintain the adequacy of our internal controls, or our consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially and adversely affect our ability to operate its business. In the event that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our stock could decline.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company or a non-accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results.

Risk Related to Our Securities

We may issue additional shares of Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We may issue additional shares of Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future farm acreage development, future acquisitions, repayment of outstanding indebtedness or under the African Agriculture Holdings Inc. 2023 Incentive Plan, without stockholder approval, in a number of circumstances.

The issuance of additional shares of Common Stock or other equity securities of equal or senior rank could have the following effects:

●	your proportionate ownership interest will decrease;

●	the relative voting strength of each previously outstanding share of Common Stock may be diminished; or

●	the market price of your shares of Common Stock may decline.

We will incur increased costs as a result of being a public company

As a publicly traded company, we will incur significant legal, accounting, and other expenses that AFRAG was not required to incur in the past, particularly after we are no longer an “emerging growth company.” In addition, new and changing laws, regulations, and standards relating to corporate governance and public disclosure, including changing regulations of the SEC and Nasdaq, have created uncertainty for public companies and have increased the costs and the time that our board of directors and management must devote to compliance. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could negatively affect our business, results of operations, and financial condition.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare its performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of the Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of its reliance on these exemptions, the trading prices of its securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, as an emerging growth company, we can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the Common Stock held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of the Common Stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, we may also make comparison of our financial statements with other public companies difficult or impossible.

Our directors, executive officers and principal stockholders have substantial control over the company, which could limit our ability to influence the outcome of key transactions, including a change of control.

Our executive officers, directors and principal stockholders and their affiliates own 42,741,705 shares of Common Stock, or approximately 75.9% of the outstanding shares of Common Stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to our interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale and might ultimately affect the market price of our Common Stock.

Warrants will become exercisable for Common Stock, which, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to its shareholders.

Outstanding warrants to purchase an aggregate of 6,911,100 shares of Common Stock will become exercisable in accordance with the terms of the warrant agreement. These warrants will become exercisable 30 days after Closing. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the prevailing market prices of Common Stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

The terms of the warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment.

The public warrants were issued in registered form under a warrant agreement between us and Continental, as warrant agent. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or correct any mistake, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a warrant.

We may redeem a warrant holder’s unexpired warrants prior to their exercise at a time that may be disadvantageous to such warrant holder, thereby making its warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like for certain issuances of public shares and equity-linked securities for capital raising purposes in connection with the closing of its initial business combination) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder to: (i) exercise its warrants and pay the exercise price at a time when it may be disadvantageous for such warrant holder to do so; (ii) sell its warrants at the then-current market price when a warrant holder might otherwise wish to hold its warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of a warrant holder’s warrants.

The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants. None of the private placement warrants will be redeemable, subject to certain circumstances, so long as they are held by their initial purchasers or their permitted transferees.

The warrants may not be exercised at all or may be exercised on a “cashless basis” under certain circumstances, and we may not receive any cash proceeds from the exercise of such warrants.

The exercise price of the warrants may be higher than the prevailing market price of the underlying shares of common stock. The exercise price of the warrants is subject to market conditions and may not be advantageous if the prevailing market price of the underlying shares of common stock is lower than the exercise price. The cash proceeds associated with the exercise of the warrants to purchase our common stock are contingent upon our stock price. The value of our common stock will fluctuate and may not align with the exercise price of the warrants at any given time. We believe that if the warrants are “out of the money,” meaning the exercise price is higher than the market price of our common stock, there is a high likelihood that warrant holders may choose not to exercise their warrants. As a result, we may not receive any proceeds from the exercise of the warrants.

Furthermore, the warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Common Stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Common Stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering all of the warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the warrants, multiplied by the excess of the “fair market value” of the Common Stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the warrants. As a result, you would receive fewer shares of Common Stock from such exercise than if you were to exercise such warrants for cash.

There can be no assurance that our public warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding public warrants is $11.50 per share. There can be no assurance that such warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

The warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes.

The warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of the warrants shall be deemed to have notice of and to have consented to the forum provisions in the warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

An active, liquid trading market for our securities may not develop, which may limit your ability to sell such securities.

Although our Common Stock and public warrants are listed on Nasdaq under the ticker symbols “AAGR” and “AAGRW”, respectively, an active trading market for such securities may never develop or be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of Common Stock and warrants. An inactive market may also impair our ability to raise capital to continue to fund operations.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of its common shares.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. The trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of our competitors;

●	operating results failing to meet the expectations of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;

●	operating and stock price performance of other companies that investors deem comparable to ours;

●	ability to grow and sell certain crops;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation;

●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

●	the volume of shares Common Stock available for public sale;

●	any major change in our board or management;

●	sales of substantial amounts of our Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which it was acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

We may fail to meet our publicly announced guidance or other expectations about our business, which would cause our stock price to decline.

We expect to provide guidance regarding our expected financial and business performance, such as projections regarding sales and product development, as well as anticipated future revenues, gross margins, profitability and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process and our guidance may not be accurate. If our guidance is not accurate or varies from actual results due to our inability to meet our assumptions or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our Common Stock could decline significantly.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant. As a result, capital appreciation, if any, of Common Stock will be your sole source of gain for the foreseeable future.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in increased general and administrative expenses and a diversion of management time and attention.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions against us our management based on foreign laws.

Although we are a Delaware corporation, we anticipate conducting a substantial part of our business in certain foreign jurisdictions such as the Middle East and Africa, and a significant portion of our assets are located in Africa. In addition, our officers may reside within Africa for a significant portion of the time. Countries where we operate may not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. As a result, it may not be possible for investors to serve process upon those persons, or to enforce against them, any judgments obtained from U.S. courts. As a result, it may be difficult for you to effect service of process upon us or those persons. It may also be difficult for you to enforce judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against our officers and directors who do not reside in the United States or have substantial assets located in the United States. In addition, there is uncertainty as to whether the courts in Senegal or other non-U.S. jurisdictions would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of the Common Stock or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with suppliers, service providers and customers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters.

Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

We will need, but may be unable to obtain, funding on satisfactory terms, which could dilute our stockholders and investors, or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities and in the future, we intend to rely on revenues generated from operations to fund all of the cash requirements of our activities. Future financings may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the Common Stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants may cause an event of default and acceleration of the obligation to pay the debt, which would have a material adverse effect on our business, prospects, financial condition and results of operations and we could lose existing sources of funding and impair our ability to secure new sources of funding. There can be no assurance that we will be able to generate any further investor interest in our securities or other types of funding, in which case investors would likely lose the entirety of their investment.

We could be subject to changes in tax rates or the adoption of new tax legislation, whether in or out of the United States, or could otherwise have exposure to additional tax liabilities, which could harm our business.

As a multinational business, we will be subject to income and other taxes in both the United States and various foreign jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we will operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise have a material adverse effect on our financial condition. For example, the Inflation Reduction Act of 2022 signed into law in the United States on August 16, 2022 introduced a 15% corporate minimum tax on certain corporations and a 1% excise tax on certain stock repurchases by certain corporations, among other changes. There can be no assurance regarding whether other such changes will occur and, if so, the ultimate impact on our business or results of its operation.

In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our effective tax rate.

Our tax filings will be subject to review or audit by the U.S. Internal Revenue Service (the “IRS”) and state, local and foreign taxing authorities. We may also be liable for taxes in connection with businesses we acquire. Our determinations will not be binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could harm our business.

Further changes in the tax laws of foreign jurisdictions could arise, in particular, as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development (the “OECD”). The OECD, which represents a coalition of member countries, recommended changes to numerous longstanding tax principles. As of November 4, 2021, 137 member jurisdictions of the G20/OECD Inclusive Framework on BEPS have joined the “Statement on a Two-Pillar Solution to Address the Tax Challenges Arising from the Digitalisation of the Economy” which sets forth the key terms of such two-pillar solution, including a reallocation of taxing rights among market jurisdictions under Pillar One and a global minimum tax rate of 15% under Pillar Two. These changes, if adopted, could increase tax uncertainty and may adversely affect our provision for income taxes and increase its tax liabilities.

Delaware law and our Governing Documents contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our Governing Documents, and the DGCL, contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the AAGR Board and therefore depress the trading price of the Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the AAGR Board or taking other corporate actions, including effecting changes in our management. Among other things, the Governing Documents include provisions regarding:

●	providing for a classified board of directors with staggered, three-year terms;

●	the ability of the AAGR Board to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	our Charter prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the limitation of the liability of, and the indemnification of, our directors and officers;

●	removal of the ability of our stockholders to take action by written consent in lieu of a meeting;

●	the requirement that a special meeting of stockholders may be called only by or at the direction of the AAGR Board, the chairperson of the AAGR Board or our chief executive officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

●	the ability of the AAGR Board to amend the bylaws, which may allow the AAGR Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which stockholders must comply to nominate candidates to the AAGR Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the AAGR Board, and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of AFRAG PubCo.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the AAGR Board or management.

Our Charter designates the Delaware Court of Chancery or the United States federal district courts as the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees or agents.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees, agents or stockholders to to us or to our stockholders, (iii) any action, suit or proceeding asserting a claim against us, our current or former directors, officers, employees, agents or stockholders arising pursuant to any provision of the DGCL or our Charter or Bylaws, or (iv) any action, suit or proceeding asserting a claim against us, our current or former directors, officers, employees, agents or stockholders governed by the internal affairs doctrine. The foregoing provisions will not apply to any claims as to which the Delaware Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of such court, which is rested in the exclusive jurisdiction of a court or forum other than such court (including claims arising under the Exchange Act), or for which such court does not have subject matter jurisdiction, or to any claims arising under the Securities Act and, unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Delaware will be the sole and exclusive forum for resolving any action asserting a claim arising under the Securities Act.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules or regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Charter provides that, unless we consent in writing to the selection of an alternative forum, United States District Court for the District of Delaware shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. There is uncertainty as to whether a court would enforce the forum provision with respect to claims under the federal securities laws.

This choice of forum provision in the Charter may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. Furthermore, investors cannot waive compliance with the federal securities laws and rules and regulations thereunder.

Our Charter provides for indemnification of our officers and directors at our expense, which may result in a significant cost and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Charter and applicable Delaware law provide for the indemnification of our directors and officers, under certain circumstances, against any liability, action, proceeding, claim, demand, costs, damages or expenses, including legal expenses, whatsoever which they or any of them may incur as a result of any act or failure to act in carrying out their functions, other than such liability (if any) that they may incur by reason of their own actual fraud, dishonesty, willful neglect or willful default. We will also bear the expenses of such litigation for any of our directors or officers, upon such person’s undertaking to repay any amounts paid, advanced, or reimbursed by us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Given the size of our company and the nature of our operations, we do not believe that we face significant cybersecurity risk. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. We utilize standard commercial software for business operations, which includes basic security features such as password protection and data encryption. Our management is generally responsible for assessing and managing any cybersecurity threats.

To date, we have not experienced any material cybersecurity incidents, and there has been no known unauthorized access to our systems. Should any reportable cybersecurity incident arise, our management shall promptly report such matters to our Board of Directors for further actions, including regarding the appropriate disclosure in accordance with SEC regulations, mitigation, and other response or actions that the Board of Directors deems appropriate to take.

ITEM 2. PROPERTIES

See “Item 1. Business” under “Current Operations” section.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Frank Timis is the majority shareholder of Global Commodities, our largest shareholder as well as the majority owner of Timiscorp. On June 13, 2019, an investigation was launched by the Dean of the Investigating Judges of the General High Court of Dakar in Senegal over the sale of gas contracts to British energy multinational BP. The contracts had been acquired by Timiscorp, a company of which Mr. Timis is the controlling shareholder. The 19-month investigation involved two other publicly traded companies in the United States, BP and Kosmos. The BBC reported BP bought the Timiscorp stake in certain Senegalese gas fields for a cash consideration in 2017, in addition to a royalty payout. The examining magistrate heard evidence regarding allegations from numerous sources per court transcripts over 18 months and found all allegations unproven. On December 29, 2020, the High Court’s conclusion was that there were no grounds to pursue any persons for any offenses related to the allegations contained in the BBC report. The judge dismissed the case in its entirety, citing lack of evidence, on all counts.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

AAGR’s shares of common stock and warrants are traded on the Nasdaq Global Market under the ticker symbols “AAGR” and “AAGRW”, respectively.

As of March 25 there were 65 holders of record of AAGR common stock and 3 holders of record of AAGR warrants.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Recent sales of unregistered securities

On February 18, 2021, the Sponsor purchased 7,666,667 of 10X II’s Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. Prior to the Sponsor’s initial investment in 10X II of $25,000, 10X II had no assets.

On October 19, 2021, the Sponsor forfeited, at no cost, 1,000,000 of 10X II’s Class B ordinary shares in connection with the election by the underwriter of 10X II’s Public Offering not to exercise an option granted to the underwriter to cover over-allotments.

In connection with the Public Offering, the Anchor Investors agreed to purchase a certain percentage of 10X II’s Units in the Public Offering. In connection with each Anchor Investor’s agreement to purchase a specified percentage of Units to be sold in 10X II’s Public Offering, the Sponsor agreed to transfer a certain number of its Founder Shares to such Anchor Investor, which could be purchased by the Anchor Investor as early as the Close Date. Following the Close Date, the Sponsor transferred an aggregate of 1,334,339 Founder Shares to the Anchor Investors for the same price originally paid by the Sponsor for such shares.

Simultaneously with the consummation of 10X II’s Public Offering, 10X II consummated the private placement of an aggregate of 655,000 Private Placement Units to the Sponsor and Cantor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $6,550,000. No underwriting discounts or commissions were paid with respect to the Private Placement. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. In the Private Placement, the Sponsor purchased 455,000 Private Placement Units and Cantor purchased 200,000 Private Placement Units. The Private Placement Units were identical to the Units, except that the Private Placement Units (including the underlying securities) were subject to certain transfer restrictions and the holders thereof were entitled to certain registration rights, and, if held by the original holder or their permitted assigns, the underlying Private Placement Warrants (i) may be exercised on a cashless basis, (ii) are not subject to redemption and (iii) with respect to such Private Placement Warrants held by Cantor, will not be exercisable more than five years from the commencement of sales in the Public Offering. If the Private Placement Units are held by holders other than the initial purchasers or their permitted transferees, then the Private Placement Warrants included in the Private Placement Units will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants included in the Units sold in the Public Offering.

Concurrently with the execution of the AA Merger Agreement, on November 4, 2022 and on November 8, 2022, the 10X II Investors entered into the Non-Redemption Agreements with the Sponsor. Pursuant to the Non-Redemption Agreements, the 10X II Investors agreed for the benefit of the Company to (i) vote the Subject 10X II Equity Securities, representing 3,705,743 ordinary shares in the aggregate, in favor of the Extension Proposal and (ii) not redeem the Subject 10X II Equity Securities in connection with such proposal. In connection with these commitments from the 10X II Investors, the Sponsor agreed to transfer to each 10X II Investor an amount of its Founder Shares on or promptly after the consummation of the Business Combination.

The sales of the above securities, including the shares to be offered and sold in connection with the Non-Redemption Agreements, by us have not been registered under the Securities Act in reliance upon the exemption provided in Section 4(a)(2) thereof.

ITEM 6. [RESERVED]

Not applicable to a smaller reporting company

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this annual report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors.”

Overview

Our wholly owned subsidiary, LFT, is developing a commercial farming business based in Northern Senegal initially focusing on the production and sale of alfalfa for cattle feed and nutrition purposes. We will sell alfalfa to owners and suppliers of cattle for feed and nutritional purposes. Over the next 2-3 years we expect to raise sufficient capital to enable the development of 25,000 hectares, or 62,000 acres, of land located at LFT. We further aim to expand the growing footprint within Senegal, Niger and potentially to other West African countries.

Our predecessor company acquired LFT during the first quarter of 2018. Since that time considerable effort has been expended on preparing the farm for commercial operations, including ensuring the integrity of the water channels and other water assets, conducting soil analysis and feasibility studies, and beginning to clear and prepare the farm pivots for commercial operations. As such, prior to 2022, there has been no commercial revenue and related contribution. The growing activity to that point has been on a small pilot scale with the resultant produce of rice and sweet potato largely being donated to the local communities. In addition, the intended strategy of the prior owners was to focus on farming a crop significantly different than alfalfa and as such various assets that had been acquired by the prior owners and taken over by our company were not suitable for farming of alfalfa.

During the third quarter of 2021, we began preparing the soil, land, pivots, irrigation and infrastructure to begin planting our pilot program. We began planting alfalfa in January 2022 across 305 hectares. Since our initial harvest in April 2022, we have experienced harvests on average of approximately 2.4 tons of alfalfa per hectare and a 15% to 24% protein yield. Initial cuts are typically lower yield in an alfalfa system due to the establishment of the root systems, and therefore the result of our initial planting is in line with global averages and our expectations. After the initial period of root establishment, it is our expectation, based on global historical experience and published scientific data, that the crop rotation cycle will occur approximately every four to six weeks, allowing up to ten turns during an annual period. From a seasonality perspective, it is our expectation that after the initial crops have been planted, other than potentially during a short rainy season, little seasonality should impact the rotation. Based on the yield and protein outcome results of the pilot, we expect to expand the pilot program to further test input and conditions to maximize yield before we begin the program of incremental planting expansion. Subject to our ability to generate future revenue from operations and sourcing additional investment into AFRAG, none of which are guaranteed, we anticipate our program will grow to 5,000 hectares within 18-24 months and ultimately to occupy as much of the 25,000 hectares as is practical. At 5,000 hectares, we would expect our annualized run-rate yield to be approximately 125,000 tons. Our initial expectations are that we will yield approximately 25 tons of alfalfa per hectare per year, based on 10 cuts per year and 2.5 tons per cut. Warmer climate experiences in geographies such as California, and colder climates such as Romania and Canada, give credence to these historical yield expectations. While the results of our pilot program enhanced our confidence in our potential alfalfa crop yields, there is no guarantee that our production estimates will be sustained in a larger commercial practice. Further, any expansion of our operations beyond our 305 hectare pilot program will be dependent on our ability to generate future revenue from operations and sourcing additional outside investment into AFRAG, none of which are guaranteed.

We targeted alfalfa as a strategic crop. Alfalfa delivers high protein content as a cattle feed, which can deliver meaningful weight gain for cattle. The demand for global consumption of protein is expected to grow at 6.8% per year over the next 10 years and the United Nations projected that global agricultural output will need to grow by 70% to meet the growing population by 2050. West Africa is home to as many as 100 million head of cattle offering a vibrant domestic market for our product. In addition, the Gulf region is currently hamstrung by legislation preventing the growth of forage crops, its scarce water and limited arable land, and hence the region imports approximately 85 percent of total food consumed, according to the 2022 GCC Food Report.

We are committed to advancing the interests of the communities where we operate by providing long-term career opportunities to the local workforce, partnering with educational institutions, such as Louisiana State University (LSU) and Michigan State University (MSU), to create programs that mutually benefit students, researchers and our own operations and to lay the foundation for our ambition for our LFT operations to become the agricultural technology capital of West Africa. Our partnership with LSU will also be focused on studying and benefiting from research comparing U.S. and world leading crop yields, fertigation processes and other leading edge industry leading practices and research. We have also signed a letter of intent with the College of Agriculture and Natural Resources at MSU College of Agriculture and Natural Resources (CANR), to further develop the fields of soil science, agronomy, cattle nutrition, emissions, and animal genetics in Mauritania.

The Business Combination

On November 2, 2022, we entered into the Merger Agreement by and among the Company, Merger Sub and AFRAG.

Prior to the Closing of the Business Combination, the Company carried out the Domestication pursuant to which (i) the Company’s jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware, (ii) the Company changed its name to “African Agriculture Holdings Inc”, (iii) each issued and outstanding Class A ordinary share of the Company was converted, on a one-for-one basis, into a share of Class A Common Stock, (iv) each issued and outstanding Class B ordinary share of the Company was converted, on a one-for-one basis, into a share of Class B Common Stock, and (v) each issued and outstanding whole warrant to purchase Class A ordinary shares of the Company became exercisable for Class A Common Stock beginning 30 days after the Closing at an exercise price of $11.50 per share.

Upon Closing of the Business Combination on December 6, 2023, Merger Sub merged with and into AFRAG, with AFRAG being the surviving company. On December 7, 2023, the shares of Common Stock began trading on Nasdaq under the symbol “AAGR”.

In accordance with the terms and subject to the conditions set forth in the Merger Agreement, the Company agreed to pay to equity holders of AFRAG, as merger consideration, a number of shares of newly issued Common Stock, valued at $10.00 per share, equal to the product of the number of outstanding shares of common stock of AFRAG at the Closing, multiplied by the Exchange Ratio.

The “Exchange Ratio” was equal to the quotient of (A) the sum of (i) $450.0 million and (ii) the aggregate amount of principal and accrued interest underlying certain convertible promissory notes of AFRAG issued by AFRAG after the signing of the Merger Agreement that were converted into shares of Common Stock at the Closing, divided by (B) ten dollars ($10.00), divided by (C) the fully diluted common stock of AFRAG immediately prior to Closing.

In addition, in consideration of the Company waiving certain closing conditions set forth in the Merger Agreement, at Closing each share of Common Stock for which redemption was not requested (a “Former SPAC Share”) was granted a pro rata right to receive a portion of 3,000,000 additional shares of Common Stock, with (i) holders of Former SPAC Shares that were public holders receiving shares in the form of Common Stock that were assigned to a pool for the benefit of such holders by a former stockholder of AFRAG and (ii) holders of Former SPAC Shares that were not public holders receiving Common Stock in the form of newly issued shares on a private placement basis.

Factors Affecting Our Financial Condition and Results of Operations

We expect to expend substantial resources as we:

●	complete the development of LFT to full capacity production covering the majority of the 62,000 acres available;

●	implement a world class technology driven scalable operation that will result in high yields, and low costs driven by scale, technology, unique access to water and AI driven processes that can be expanded to other locations;

●	enhance all aspects of our supply chain, distribution systems and logistics;

●	develop and operate an owned renewable power supply program with adequate generation capability to, at a minimum, provide LFT with a reliable continuous and cheap source of power to operate;

●	conduct further feasibility programs and develop the aquaculture program locally with a view for expansion across other coastal areas on the continent;

●	conduct feasibility programs and develop the reforestation carbon credit program locally with a view for expansion across suitable areas on the continent; and

●	incur additional general administration expenses, including increased finance, legal and accounting expenses, associated with being a public company and growing operations.

Business Combination and Public Company Costs

As the Business Combination has now closed, we are an SEC-registered and Nasdaq-listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees, media, market data, public and investor relations.

The Business Combination is being accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, 10X II, who is the legal acquirer, is being treated as the “acquired” company for financial reporting purposes and AFRAG is being treated as the accounting acquirer. Accordingly, for accounting purposes, the Business Combination is being treated as the equivalent of a reverse recapitalization transaction in which AFRAG issued stock for the net assets of 10X II. The net assets of 10X II are being stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of AFRAG.

Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the expanded business operations of the Company.

Critical Accounting Policies and Use of Estimates

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this report.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other accounting standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting standards that are not yet effective will not have a material impact on our consolidated financial position or consolidated results of operations under adoption.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amount of assets, liabilities and provisions, income and expenses and the disclosure of contingent assets and liabilities at the date of these financial statements. Estimates are used for, but not limited to, the selection of the useful lives of fixed assets, allowance for doubtful debt associated with accounts receivable, fair values, revenue recognition, and taxes. Management believes that the most material areas involving the use of estimates are the determination of the intangible asset relating to the land use right provided by the Senegal Presidential Decree, the most likely outcome of the claims incorporated in the contingent liability, the imputed interest rate related to the related party payable and the discount rates used for leases.

Intangible Asset — The intangible asset consists of a land use right of 20,000 hectares provided by way of a Senegal Presidential decree. The value of the intangible was established based on the allocation of the purchase price for LFT to the fair value of the assets, including this intangible asset, at the time of the acquisition of LFT in 2018. Amortization of the intangible asset is calculated on a straight-line basis over the remaining term of the decree, which at the time of the acquisition had 44 years of a 50-year term remaining. Refer to Note 6 of the consolidated audited financial statements for further discussion.

Contingent Liability — The Company has created a contingent liability representing, in the Company’s opinion, based on our outside counsel’s review, probable loss outcome for legal claims. As of December 31, 2023, and December 31, 2022, the contingent liability provision is approximately $2.3 million. Refer to Note 13 in the audited consolidated financial statements for further discussion.

Imputed interest in related party payable — As the related party payables have no stated interest rate, an imputed interest rate has been applied against such loan to represent an arms-length arrangement between the Company and the related parties. Refer to Note 8 of the Audited financial statements included elsewhere in this Form 10-K for further discussion.

Interest rate in right-of-use lease assets and the associated lease liabilities — The present value of our lease liability and the right-of-use lease asset is determined using an incremental borrowing rate, which we estimate to be the rate of interest that we would have to pay to borrow on a collateralized basis over a similar lease term an amount equal to the lease payments in a similar economic environment.

Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results could differ from those estimates and assumptions.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other accounting standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting standards that are not yet effective will not have a material impact on our consolidated financial position or consolidated results of operations under adoption.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of the Company is the United States dollar. The functional currency of the Company’s subsidiaries located in Senegal and Niger is the West African Franc (“CFA”). CFA is the official currency of eight countries in West Africa and is issued by the Central Bank of West African States. The CFA is pegged to the euro. For the entities whose functional currencies are the CFA, results of operations and cash flows are translated at average exchange rates during the period, per the table below. Assets and liabilities are translated at the current exchange rate at the end of the period as per the table below, and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive loss. Transaction gains and losses are reflected in the consolidated statements of operations.

1 CFA:$	Period Average	Period End
December 31, 2023	$0.001652	$0.001683
December 31, 2022	$0.001604	$0.001628

Key Components of Statement of Operations

Basis of Presentation

Currently, we conduct business largely through one operating segment. Our activities to date were conducted in the United States and locally in Senegal at LFT. For more information about our basis of presentation, refer to Note 2 in the Audited AFRAG Statements.

The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern within one year from the date of issuance of these consolidated financial statements.

The Audited Statements include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Revenue

The Company began generating sales from its pilot program during the second quarter of 2022. The Company recognizes revenue for its products based upon purchase orders, contracts or other persuasive evidence of an arrangement with the customer that include fixed or determinable prices and that do not include right of return or other similar provisions or other post-delivery obligations. Revenue for products is recognized upon delivery, customer acceptance and when collectability is reasonably assured.

Cost of Sales

The costs for establishing the pivots including seeds, land preparation and various phytosanitary products that are applied prior to and in conjunction with the initial seeding, but which will not be reapplied during the growing and harvesting stages are allocated quarterly to the cost of production over the seed cycle, which we estimate will be three years. The remaining direct costs related to the growth and harvesting of alfalfa, including additional fertilizer and phytosanitary products, direct labor, power, water, crop maintenance costs, depreciation of machinery cost, among others are included in the cost of sales based on the number of bales harvested and sold in that period calculated using a first in first out methodology.

Results of Operations

Our operating results for the years ended December 31, 2023 and 2022 are compared below:

	For the Year Ended December 31,		Increase/
	2023	2022	(Decrease)
Revenue	$1,817,375	$679,196	1,138,179
Cost of goods sold	1,358,790	784,351	574,439
Gross profit (loss)	458,585	(105,155)	563,740
General and administrative expenses:
Employee compensation	34,062,086	5,933,664	28,128,422
Professional fees	5,496,465	18,059,427	(12,562,962)
Equipment rental	22,074	89,875	(67,801)
Operating lease expense	373,011	346,436	26,575
Insurance	445,538	-	445,538
Amortization	116,012	116,012	-
Depreciation	235,837	252,603	(16,766)
Utilities and fuel	49,955	107,024	(57,069)
Travel and entertainment	178,174	134,364	43,810
Program development and design	-	101,893	(101,893)
Other operating expenses	441,739	419,134	22,605
Total G&A expense	41,420,891	25,560,432	15,860,459
Loss from operations	(40,962,306)	(25,665,587)	(15,296,719)

Other expenses / (Income):
Foreign currency exchange (loss) / gain	66,478	(170,530)	237,008
Gain on sale of assets	-	(153,978)	153,978
Interest expense - related party	808,264	518,582	289,682
Interest expense - other	855,860	436,186	419,674
Debt amendment fee	386,274	-	386,274
Other income	(17,943)	(42,350)	24,407
Total other expense (income)	2,099,451	587,910	1,511,541
Loss before provision for income tax	(43,061,757)	(26,253,497)	(16,808,260)
Taxation	-	-	-
Net loss attributable to controlling interests	$(43,061,757)	$(26,253,497)	$(16,808,260)

Revenue and gross margin

We began harvesting our initial crop in the second quarter of 2022. The majority of the production was sold to local buyers but we also sent various samples and promotions to prospect regional and international customers. We experienced a gross loss on our revenue for 2022 due to various factors including: sales of the first cut, which is typically low quality alfalfa at highly discounted prices, lower selling prices initially as we introduced the local market to the product, which proved to be a successful strategy to engage the local market; sales at low prices of rain damaged product, as well as the cost of promotional, sample and community provided product all of which had no associated revenue.

Revenue momentum continued into 2023 with the majority of our product sold locally. We have been successful in attracting some regional buyers as well. Export sales will become feasible once we are able to expand the harvesting acreage and obtain scale sufficient to justify the shipping volumes and costs. The demand for product locally remains robust for the quantities that we produce with most of our harvested product being sold within days of being harvested.

Compared to the prior year, we were able to achieve gross margins of 25%.

General and administrative expenses

Total general and administrative expenses for the year ended December 31, 2023 increased by $15.9 million or 62.1%, over the year ended December 31, 2022. The primary reason for the increase was higher employee compensation expense which included share base compensation costs of approximately $33.2 million relating to the amortization of the RSU awards made by the Company in November 2022 and November 2023, as described in detail in Note 14 of the audited financial statements. Because these awards were all made during the pendency of working through the closing of the Business Combination the Company determined that the grant date fair value of these RSUs reflected the $10/share merger consideration. This was translated into significant income statement recognition notwithstanding the current share price. Offsetting this increase was a reduction in professional fees, which during the prior year reflected an expense of approximately $13.7 million with respect to an additional grant of shares to Global Commodities & Investments Ltd, the Company’s majority shareholder, which was made during the year as a reward for services provided to the Company since its formation. After taking consideration of the impact of this share grant in the prior year, other professional expenses increased by approximately $1.1 million compared to the prior year period, which was as a result of expanding commercial operations compared to the prior year and increased legal, insurance and audit expenses incurred preparing the Company to complete the Business Combination.

Other Income/Expense

Other expense increased by $1.5 million for the year ended December 31, 2023 compared to the prior year period due to higher interest accrued on the short term debt issued during 2022, the seller note payable and the related party note payables, and a debt amendment fee related to the delay in payment of the seller note payable offset by a small foreign exchange loss compared to the prior year gain. While the related party interest should have reduced as a result of the conversion of a related party loan to equity that took place in November 2022, the related party interest still increased over the prior year. In connection with an amendment to the related party note the Company entered into with Sponsor of the Business Combination entity, the Company agreed to reimburse the related party for the Extension Shares to be delivered to investors upon the closing of the Business Combination pursuant to the non-redemption agreements executed in connection with various extensions agreed to by such investors. Upon issuance of these Extension Shares the Company recognized a discount on the original debt issuance. This debt discount was amortized and included in related party interest prior to year-end in connection with the repayment of this related party note.

Net Loss

Net loss for the year ended December 31, 2023 increased by $16.8 million, or 64%, compared to the prior year period. The principal reasons, as described above, relate to higher employee costs and professional fees, largely due to share compensation expense, and higher other expense, largely due to higher interest and other note delated fees.

There was no income tax expense from continuing operations for the nine months ended September 30, 2023 or 2022.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity include funds generated by operations, the availability of credit facilities, levels of accounts receivable and accounts payable, and capital expenditures.

Since the acquisition by Agro Industries of LFT during the first quarter of 2018, we financed our operations primarily from loans from shareholders, sales of alfalfa production, and through the sale of non-usable equipment and inventory. During 2022 and 2023 the Company also raised capital from the issuance of short-term convertible debt and non-convertible debt.

During the second quarter of 2022 we began generating revenue from sales of alfalfa from our initial pilot program, which we commenced late in 2021.

During our first five years of operation we expect that our principal costs and expenses will include labor for agricultural processes, agricultural supplies (seeds, fertilizer and pesticides), farming and laboratory equipment, facilities construction, utilities and fuel costs, fees for technical consulting services and general administrative expenses, including rent, management salaries, implementation and maintenance of agricultural infrastructure and attestation, marketing and internal controls monitoring. In addition, we may incur rent, costs in connection with the acquisition of new leasehold interests in land. We expect that all net revenue generated from the sale of alfalfa will be reinvested into business for the foreseeable future.

We do not currently have sufficient funds to service our operations and our expenses and other liquidity needs and will require additional capital immediately. In addition, our management has expressed substantial doubt as to our ability to continue as a going concern absent raising additional capital, including after consummation of the Business Combination. At December 31, 2023 we had a working capital deficit of $24.6 million compared with a deficit of $4.2 million at December 31, 2022. Our working capital has decreased primarily due to an increase in payables, particularly absorbed in the Business Combination, and accrued expenses, offset by a small increase in other receivables. At December 31, 2023, we had $2.8 million in cash. The net cash losses and expenses of the business during the year ended December 31, 2023 have largely been funded by short term debt issued, short term payables and accruals and from related parties.

On or around December 6, 2023, the closing of Business Combination, we received (i) $5.75 million pursuant to that certain agreement for a Cash-Settled Equity Derivative Transaction (the “CSED”) entered into on December 6, 2023 with Vellar Opportunities Fund Master, Ltd; and (ii) approximately $2.9 million in proceeds from the Trust Account based on the number of shares of common stock that were not redeemed as of December 6, 2023.. Given the current share price, we believe the likelihood that warrant holders will exercise their warrants is low, and therefore the amount of cash proceeds that we will receive, is dependent upon the market price of our common stock. The value of our common stock will fluctuate and may not align with the exercise price of the warrants at any given time. We believe that if the warrants are “out of the money,” meaning the exercise price is higher than the market price of our common stock, there is a high likelihood that warrant holders may choose not to exercise their warrants.

We incurred substantial transaction expenses in connection with the Business Combination. Approximately $2.0 million in transaction expenses were settled upon the consummation of the Business Combination. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Closing. As of December 31, 2023, we had approximately $31.8 million in current liabilities. Furthermore, the scale of our current operations are insufficient to cover the ongoing corporate expenses and additional expenses in connection with transitioning to, and operating as, a public company. We intend to seek delays on certain payments and explore other ways of potentially reducing immediate expenses with the goal of preserving cash until potential additional financing is secured, but these efforts may not be successful or sufficient in amount or on timely basis to meet our ongoing capital requirements. We are in discussions with certain financing sources to attempt to secure additional interim financing, which is needed to continue operations and fund other liquidity needs. In the absence of additional sources of liquidity, the management anticipates that existing cash resources will not be sufficient to meet ongoing operating and liquidity needs. However, there is no assurance that we will be able to timely secure such additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on acceptable terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. This could potentially cause us to cease operations and result in a complete or partial loss of investment in our common stock.

Because the proceeds from the Business Combination and the CSED are not adequate to cover our accrued and unpaid expenses and provide the cash and liquidity necessary to operate our business, we continue to seek equity and debt financings, or other capital sources, including with related parties. Sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales, or the perception in the market that such sales could occur, could result in a material decline in the public trading price of our common stock. Such a decline could adversely affect our ability to sell equity securities or the price at which we are able to sell equity securities and/or make it more difficult for us to raise additional capital through the sale of equity securities. In addition, to the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. For more information, see “Risk Related to Our Securities”.

Notwithstanding the lack of liquidity, we continue to seek to raise the capital necessary to implement our expansion plans, over time, to as much of the full available capacity of LFT’s 25,000 hectares as is practical.

Over time, it is our intention to acquire control of additional farmland in Senegal and elsewhere in Africa, as well as implement two additional growth programs, aquaculture and creating carbon offset credits. We believe that we will require significant additional capital to achieve these short and medium-term objectives. Since the time we began commercial operations, we have made considerable progress in developing the local market for selling alfalfa, generating considerable interest in our product locally, regionally and in various international markets, and we have gained considerable knowledge and confidence with respect to the farming yields and potential for expansion by being able to replicate and expand our existing footprint. The speed and scale of our expansion will depend on the amount and pace of capital that we are able to raise.

Cash Flows

The following table presents summary cash flow information for the periods indicated.

	For the Year Ended December 31,
	2023	2022
Net Cash Produced From/(Used)
Operating Activities	$(3,969,966)	$(2,700,347)
Investing Activities	(13,576)	(163,912)
Financing Activities	6,780,349	2,948,779
Effects of Exchange Rate Changes	(18,956)	(93,555)
Net Increase/(Decrease) in Cash	$2,777,851	$(9,035)

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the year ended December 31, 2023, totaled approximately $4.0 million during which we incurred a net loss of $41.8 million. The net loss included the non-cash impacts of share-based compensation, depreciation, amortization, non-cash interest, and non-cash lease expenses. The cash flows for operating activities also reflected the decrease in working capital compared to the prior year period.

Cash Flows from Investing Activities

For the year ended December 31, 2023, total cash used in investing activities was $13,576 used for the acquisition of small equipment at the farm. For the year ended December 31, 2022, cash used in investing activities was $163,912 for equipment acquired for use in the pilot program.

Cash Flow from Financing Activities

For the year ended December 31, 2023, the cash from financing activities reflects the proceeds from the CSED transaction as well as the proceeds from investors that did not redeem prior to the Business Combination, net of transaction costs, as well as proceeds from short debt that the Company raised during the that period and principal loan amounts received from various related parties offset by debt that the Company repaid at the time of the Business Combination. Convertible notes with an aggregate principal amount and accrued but unpaid interest of approximately $1.92 million automatically converted into common stock upon the closing of the Business Combination. For the year ended December 31, 2022, the cash generated from financing activities reflected Convertible Promissory Notes issued during that period and loans from the majority shareholder, net of the payments on the seller notes payable.

Off Balance Sheet Arrangements

As of December 31, 2023 and December 31, 2022, we had no off-balance sheet financing arrangements.

Contractual Commitments

Our contractual obligations as of December 31, 2023, consist primarily of the seller note payable relating to the original LFT acquisition, the agreement with the Fass Ngom community in Senegal that provides for the right to use 5,000 hectares, and an obligation to begin supporting the local municipalities with whom we have partnered for significant land in Niger in accordance with agreements signed in December 2021, and the agreement signed between the Company, the community of Gie Dynn and the Government of Mauritania that provides for the right to develop 2,033 hectares of land in Mauritania together with the obligation to invest up to $30 million into this project over the next 20 years. These contractual obligations impact our short-term and long-term liquidity and capital needs.

The balance of the seller note payable was $2,042,527 as of December 31, 2023 and $1,976,050 as of December 31, 2022. In November 2022, Tampieri Financial Group agreed to a delayed payment of the amount due at that time. The resultant amendment fee was amortized monthly over the remaining period of the seller note payable. In May 2023, the Company and Tampieri Financial Group agreed to extend the payment date of the amounts that were due on March 31, 2023 until October 31, 2023. In consideration for this delay the Company agreed to pay interest of 6.3% per annum on the delayed payments. The final payments were not, however, made in October 2023. The parties are in discussions regarding a payment schedule, but should we not agree on this payment schedule there is a provision in the original agreement that states that if payment is not made by November 1, 2023 an additional $386,274 is payable to the Tampieri Financial Group and such increase defers the payment due until October 31, 2024. Other than the interest related to the delayed payments negotiated in May, 2023, the seller note payable does not bear an interest rate. As a result, the fair value of the seller note payable was less than face value when issued in the LFT asset acquisition. The seller note payable is presented net of unamortized discount and the unamortized amendment fee as reflected in the table below.

	December 31, 2023	December 31, 2022
Seller note payable, including 2022 amendment fee	$2,042,528	$1,976,050
Less: unamortized discount	—	—
Less: unamortized 2022 amendment fee	—	311,419
Add: interest on delayed instalment	119,403	—
Add: 2023 debt amendment fee	386,274	—
Add: 2023 fees	21,692	—
Total	$2,569,897	$1,664,631

Land use agreement, Niger and Mauritania land use agreements

As of December 31, 2023, future minimum rental payments under the operating leases are approximately as follows:

2024	$825,657
2025	826,533
2026	827,426
2027	828,338
2028	829,267
Thereafter	16,661,722
$20,798,943

The table above does not include any obligations related to the 20,000 hectares land use right obtained by way of a Senegal Presidential Decree. The Senegal Presidential Decree provides for the use by LFT of the land until 2062. There are no annual payments required in accordance with the Senegal Presidential Decree. This land use right was recognized as an intangible asset in connection with the asset purchase of LFT and is being amortized over the remaining term of the decree.

The table does however include obligations relating to the recent agreements signed with the mayor and local governments of Aderbissinat and Ingall, respectively, in Niger each under a 49-year term for the right to use and development 2.2 million hectares of their land. While there is no binding obligation under these agreements to plant a minimum number of hectares of trees, we agreed to pay approximately $86,000 per year under each agreement during the construction of the greenhouses and plantation. Once the sale of carbon credits commences the annual payment amount will increase to approximately $1.1 million. In addition, during the first year of the sale of carbon credits we are required to pay an additional $129,000 for each agreement for budgetary support to each region. As the timing of the sale of carbon credits is uncertain, we have reflected only the known and required, as of today, payments for the duration of these agreements.

The table also includes obligation reacting to the agreement signed between the Company, the community of Gie Dynn and the Government of Mauritania. This lease is for 20 years and covers 2,033 hectares of land. Of this land, 80%, or 1,626 hectares will be used by the Company for farming alfalfa with the balance being farmed, at the Company’s cost, at the direction of the community. The Company has agreed to invest up to $30 million into this project over the next 20 years. The annual cost of the 1,626 hectares will be $300 per hectare per annum, subject to an annual increase consistent with the household consumption index (a proxy for local inflation). In addition, the Company will pay 5% of annual net profits earned on the 1,626 hectares to the community subject to an annual minimum payment of approximately $122,000.

The Company maintains cash in banks in the United States as well as in Senegal. The aggregate cash balances shown on the consolidated balance sheets as of December 31, 2023 and December 31, 2022 were held at JPMorgan Chase Bank, N.A. as well as in various banks in Senegal and Niger. There is no insurance securing these deposits, other than FDIC insurance that governs all commercial banks in the United States. The Company has not experienced any losses in such deposits. There are no excess cash balances, beyond those required for short term operations, held in Senegal or Niger bank accounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by M&K CPAS PLLC, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the organization have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Codes of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all officers, directors and employees, which is filed as an exhibit to this annual report on Form 10-K.

ITEM 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item, including Securities Authorized for Issuance Under Equity Plans, is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Annual Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial statements:

(2). Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3). Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

		Incorporated by Reference
Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
2.1†	Agreement and Plan of Merger, dated as of November 2, 2022, by and among 10X Capital Venture Acquisition Corp. II, 10X AA Merger Sub, Inc. and African Agriculture, Inc.	Form 8-K	File No. 001-40722	2.1	November 3, 2022

2.2	First Amendment to Agreement and Plan of Merger, dated as of January 3, 2023, by and among 10X Capital Venture Acquisition Corp. II, 10X AA Merger Sub, Inc. and African Agriculture, Inc.	Form S-4/A	File No. 333-269342	2.2	October 27, 2023

2.3	Second Amendment to Agreement and Plan of Merger, dated as of November 29, 2023, by and among 10X Capital Venture Acquisition Corp. II, 10X AA Merger Sub, Inc. and African Agriculture, Inc.	Form 8-K	File No. 001-40722	2.1	November 30, 2023

3.1	Certificate of Incorporation of the Company	Form 8-K	File No. 001-40722	3.1	December 12, 2023

3.2	Bylaws of the Company	Form 8-K	File No. 001-40722	3.2	December 12, 2023

4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-40722	4.1	December 12, 2023

4.2	Specimen Warrant Certificate	Form 8-K	File No. 001-40722	4.2	December 12, 2023

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant, dated August 10, 2021.	Form 8-K	File No. 001-40722	4.1	August 13, 2021

4.4	Description of Securities

10.1	Letter Agreement, dated August 10, 2021, by and among 10X Capital Venture Acquisition Corp. II, 10X Capital SPAC Sponsor II LLC, and the officers and directors of 10X Capital Venture Acquisition Corp. I.	Form 8-K	File No. 001-40722	10.1	August 13, 2021

10.2	Amended and Restated Registration Rights Agreement, dated December 6, 2023, by and among 10X Capital Venture Acquisition Corp. II, 10X Capital SPAC Sponsor II LLC, and the other holders signatory thereto.	Form 8-K	File No. 001-40722	10.2	December 12, 2023

10.3	Acquiror Support Agreement, dated November 2, 2022 by and among 10X Capital Venture Acquisition Corp. II, African Agriculture Inc., 10X Capital SPAC Sponsor II LLC and the directors and executive officers of 10X Capital Venture Acquisition Corp. II named therein.	Form 8-K	File No. 001-40722	10.1	November 3, 2022

10.4	Form of Lock-Up Agreement, by and among certain stockholders of African Agriculture Holdings Inc. and 10X Capital SPAC Sponsor II LLC	Form 8-K	File No. 001-40722	10.4	December 12, 2023

10.5	Form of Cash-Settled Equity Derivative Confirmation	Form 8-K	File No. 001-40722	10.1	November 30, 2023

10.6	Standby Equity Purchase Agreement, dated November 2, 2022, by and between 10X Capital Venture Acquisition Corp. II and YA II PN, Ltd.	Form 8-K	File No. 001-40722	10.3	November 3, 2022

10.7	Service Contract, dated July 14, 2021, by and between African Agriculture, Inc. and FGM International.	Form S-4/A	File No. 333-269342	10.10	October 27, 2023

10.8	Agreement for Delivery of Pre-Construction Activities, dated December 22, 2021, by and between African Agriculture, Inc. and Willing Hands AS.	Form S-4/A	File No. 333-269342	10.11	October 27, 2023

10.9	Engagement and Advisory Agreement, dated September 13, 2021, by and between African Agriculture, Inc. and Dr. Daniel H. Putnam.	Form S-4/A	File No. 333-269342	10.12	October 27, 2023

10.10	Framework Agreement, dated July 8, 2021, by and between African Agriculture, Inc. and MPS Infrastructure Inc.	Form S-4/A	File No. 333-269342	10.13	October 27, 2023

10.11	Amended and Restated Sales and Marketing Agreement, dated May 10, 2019, by and between Monitor Power Systems AS and African Discovery Group LLC.	Form S-4/A	File No. 333-269342	10.14	October 27, 2023

10.12	Lease Agreement, dated August 13, 2021, by and between African Agriculture, Inc. and an Immobilier SARL.	Form S-4/A	File No. 333-269342	10.15	October 27, 2023

10.13	Lease Agreement, dated December 5, 2021, by and among African Agriculture, Inc., Agro Industries Corp. and the municipality of Aderbissinat.	Form S-4/A	File No. 333-269342	10.16	October 27, 2023

10.14	Lease Agreement, dated November 27, 2021, by and among African Agriculture, Inc., Agro Industries Corp. and the municipality of Ingall.	Form S-4/A	File No. 333-269342	10.17	October 27, 2023

10.15	Partnership Agreement, dated January 2021, by and between the Farms of Teranga S.A. and the Municipality of Fass Ngom.	Form S-4/A	File No. 333-269342	10.18	October 27, 2023

10.16	Contribution Agreement, dated June 24, 2021, by and between the shareholders of Agro Industries Corp listed as signatories thereto, Agro Industries Corp. and African Agriculture, Inc.	Form S-4/A	File No. 333-269342	10.19	October 27, 2023

10.17	Amended and Restated Employment Agreement, dated May 21, 2022, by and between African Agriculture, Inc. and Harry Green.	Form S-4/A	File No. 333-269342	10.20	October 27, 2023

10.18	Amended and Restated Advisor Agreement, dated May 21, 2022, by and between African Agriculture, Inc. and African Discovery Group, Inc.	Form S-4/A	File No. 333-269342	10.21	October 27, 2023

10.19	African Agriculture, Inc. 2022 Incentive Plan and form Restricted Stock Unit Award Agreement.	Form S-4/A	File No. 333-269342	10.22	October 27, 2023

10.20	Restricted Stock Unit Award Agreement, dated November 1, 2022, by and between African Agriculture, Inc. and African Discovery Group, Inc.	Form S-4/A	File No. 333-269342	10.23	October 27, 2023

10.21	Transaction Bonus and Release, dated November 1, 2022, by and between African Agriculture, Inc. and Harry Green.	Form S-4/A	File No. 333-269342	10.24	October 27, 2023

10.22	First Amendment to Transaction Bonus and Release, dated November 27, 2023 by and between African Agriculture Inc. and Harry Green.	Form 8-K	File No. 001-40722	10.3	November 30, 2023

10.23	Transaction Bonus and Release, dated November 1, 2022, by and between African Agriculture, Inc. and African Discovery Group, Inc.	Form S-4/A	File No. 333-269342	10.25	October 27, 2023

10.24	First Amendment to Transaction Bonus and Release, dated November 27, 2023 by and between African Agriculture Inc. and African Discovery Group Inc.	Form 8-K	File No. 001-40722	10.4	November 30, 2023

10.25	African Agriculture Holdings Inc. 2023 Incentive Plan	Form S-4/A	File No. 333-269342	10.26	October 27, 2023

10.26	Master Agreement, dated February 28, 2018, by and among Gora Seck, Agro Industries Corp, Tampieri Financial Group S.p.A., Tempieri S.p.A., Davide Tampieri and Senhuile S.A.	Form S-4/A	File No. 333-269342	10.27	October 27, 2023

10.27	Intercompany Loan Agreement, dated May 10, 2021, by and among African Agriculture, Inc., Agro Industries Corp. and Global Commodities LTD.	Form S-4/A	File No. 333-269342	10.28	October 27, 2023

10.28	Partnership Agreement, dated May 14, 2022, by and between African Agriculture, Inc. and The Directorate General of Water and Forests.	Form S-4/A	File No. 333-269342	10.29	October 27, 2023

10.29	Joinder to the Letter Agreement, dated December 8, 2022, between the Company, the Sponsor and Mike Brown.	Form S-4/A	File No. 333-269342	10.30	October 27, 2023

10.30	Second Amended and Restated Promissory Note, dated October 27, 2023, between African Agriculture, Inc. and 10X Capital SPAC Sponsor II LLC.	Form S-4/A	File No. 333-269342	10.31	October 27, 2023

10.31	Partnership Contract for Project Development Commercial Agriculture, dated effective September 27, 2023, among African Agriculture, Inc., the Ministry of Agriculture and Deental Yakaare Ndema e Ngynaaka Economic Interest Grouping (GIE-DYNN).	Form S-4/A	File No. 333-269342	10.32	October 27, 2023

10.32	Form of Indemnification Agreement by and between African Agriculture Holdings Inc. and its directors and executive officers.	Form 8-K	File No. 001-40722	10.32	December 12, 2023

10.33*	Supply Contract by and between African Agriculture, Inc. and Dr. Khan, dated January 2, 2024.

14*	Code of Business Conduct and Ethics

21.1	List of Subsidiaries of African Agriculture Holdings Inc.	Form 8-K	File No. 001-40722	21.1	December 12, 2023

31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*+	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	African Agriculture Holdings Inc. Compensation Clawback Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.
+	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

African Agriculture Holdings Inc.,

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of African Agriculture Holdings Inc., (the Company) as of December 31, 2023, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2023, and the recasting of shares for the reverse merger described in note 1 and note 3, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. The financial statements of African Agriculture Holdings Inc., as of December 31, 2022 were audited by other auditors whose report dated June 30, 2023 expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 1, the Company has not yet generated any significant revenue, has incurred recurring losses from operations, generated negative cash flows from operating activities and had an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate.

We evaluated the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2024

The Woodlands, TX

April 15, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

African Agriculture, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the results of the merger discussed in Note 1 between 10X Capital Venture Acquisition Corp. II and African Agriculture, Inc., the consolidated balance sheet of African Agriculture, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “2022 financial statements”) In our opinion, the 2022 financial statements, before the effects of the adjustments discussed in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the effects of the adjustments to retrospectively apply the results of the merger described in Note 1 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Going Concern

The 2022 financial statements were prepared assuming that the Company would continue as a going concern. As of December 31, 2022, the Company had incurred significant losses and negative cash flows from operations, which raised substantial doubt about their ability to continue as a going concern. The 2022 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Whitley Penn LLP

Houston, Texas

June 30, 2023

We served as the Company’s auditor from 2021 to 2023.

AFRICAN AGRICULTURE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

ASSETS
Current assets
Cash and cash equivalents	$2,787,909	$10,058
Inventory - current	264,010	314,849
Prepaid expenses	1,074,418	989,703
Accounts receivable	10,796	87,755
Other receivable	1,063,797	103,115
Total current assets	5,200,930	1,505,480

Long-term inventory	57,186	276,581
Property, plant, and equipment, net	2,069,687	2,222,521
Operating lease right-of-use asset	6,625,372	2,318,959
Intangible asset, net	4,427,806	4,543,818
Deposits	1,348	11,977
Total assets	$18,382,329	$10,879,336

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$10,224,385	$4,703,191
Accrued expenses	9,485,653	832,346
Accrued underwriting commission	7,000,000	-
Seller note payable - current, net	2,569,897	1,664,631
Operating lease liabilities - current	66,785	14,514
Other payables	186,675	123,237
Short term convertible notes	-	1,969,321
Short term debt	641,277	-
Related party note payables - current	1,639,188	586,425
Total current liabilities	31,813,860	9,893,665

Non-current liabilities
Accrual for contingent liabilities	2,332,801	2,271,181
Operating lease liabilities, net of current	6,612,426	2,352,645
Related party note payables	206,287	108,277
Total liabilities	$40,965,374	$14,625,768

Commitments and Contingencies
Shareholders’ deficit:
Common stock; par value $0.0001, 300,000,000 shares authorized, 57,866,830 issued and outstanding at December 31, 2023; Common stock; par value $0.0001, 70,000,000 shares authorized, 39,141,705 issued and outstanding at December 31, 2022; Preferred stock 50,000,000 shares authorized, 0 issued and outstanding at December 31, 2023	5,787	3,914
Additional paid-in-capital	61,127,301	36,867,572
Accumulated deficit	(83,620,383)	(40,558,626)
Accumulated other comprehensive loss	(95,750)	(59,292)
Total shareholders’ deficit	(22,583,045)	(3,746,432)
Total liabilities and shareholders’ deficit	$18,382,329	$10,879,336

See accompanying notes to consolidated financial statements

AFRICAN AGRICULTURE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2023	2022

Revenue
Sales	$1,817,375	$679,196
Cost of goods sold	1,358,790	784,351
Gross margin (loss)	458,585	(105,155)
Operating expenses:
Employee compensation	34,062,086	5,933,664
Professional fees	5,496,465	18,059,427
Equipment rental	22,074	89,875
Operating lease expense	373,011	346,436
Insurance	445,538	-
Amortization	116,012	116,012
Depreciation	235,837	252,603
Utilities and fuel	49,955	107,024
Travel and entertainment	178,174	134,364
Program development and design	-	101,893
Other operating expenses	441,739	419,134
Total operating expenses	41,420,891	25,560,432
Loss from operations	(40,962,306)	(25,665,587)

Other (income) expenses:
Foreign currency exchange loss / (gain)	66,478	(170,530)
Gain on sale of assets	-	(153,978)
Interest expense - related party	808,782	518,582
Interest expense - other	855,860	436,186
Debt amendment fee	386,274	-
Other income	(17,943)	(42,350)
Total other expense	2,099,451	587,910

Loss before provision for income tax	(43,061,757)	(26,253,497)

Provision for income tax	-	-

Net loss	(43,061,757)	(26,253,497)

Loss per share, as adjusted for the Business Combination recapitalization	$(1.21)	$(0.82)
Weighted average basic and diluted shares outstanding	35,720,626	31,979,075

See accompanying notes to consolidated financial statements

AFRICAN AGRICULTURE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended December 31,
	2023	2022
Comprehensive loss
Net loss	$(43,061,757)	$(26,253,497)
Foreign currency translation adjustment	(36,458)	596,383
Total comprehensive loss	$(43,098,215)	$(25,657,114)

See accompanying notes to consolidated financial statements

AFRICAN AGRICULTURE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

’					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total
Retroactive application of recapitalization to January 1, 2022	31,549,658	$3,155	$1,160,757	$(14,305,129)	$(655,675)	$(13,796,892)
Foreign currency translation	-	-	-	-	596,383	596,383
Imputed interest expense on shareholder loan	-	-	518,582	-	-	518,582
Related party loan conversion to equity	1,413,414	141	16,130,372	-	-	16,130,513
Share based compensation	1,198,878	120	19,058,359	-	-	19,058,479
Net loss	-	-	-	(26,253,497)	-	(26,253,497)
Balance, December 31, 2022	34,161,949	3,416	36,868,070	(40,558,626)	(59,292)	$(3,746,432)

Debt converted to equity during merger	290,119	29	2,320,934	-	-	2,320,963
Capitalization of accumulated deal expenses	-	-	(802,953)	-	-	(802,953)
Business combination	10,584,187	1,059	(18,068,454)	-	-	(18,067,395)
Shares issued with debt -Extension shares	1,233,167	123	751,263	-	-	751,386
Shares issued in relation to Cash-Settled Equity Derivative	11,597,408	1,160	5,748,840	-	-	5,750,000
Foreign currency translation	-	-	-	-	(36,458)	(36,458)
Imputed interest expense on shareholder loan	-	-	57,519	-	-	57,519
Share based compensation	-	-	34,252,082	-	-	34,252,082
Net loss	-	-	-	(43,061,757)	-	(43,061,757)
Balance, December 31, 2023	57,866,830	$5,787	$61,127,301	$(83,620,383)	$(95,750)	$(22,583,045)

See accompanying notes to consolidated financial statements

AFRICAN AGRICULTURE HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(43,061,757)	$(26,253,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	235,837	252,603
Amortization	116,012	116,012
Asset write off / (gain) on sale of equipment	1,579	(153,978)
Share based compensation	34,252,082	19,058,479
Foreign currency exchange loss / (gain)	66,478	(170,530)
Non-cash interest expense	1,664,642	954,768
Debt amendment fee	386,274	-
Non-cash lease expense	373,011	262,257
Changes in operating assets and liabilities:
Inventory	284,987	(70,031)
Prepaid expenses	(858,894)	(862,958)
Accounts receivable	78,483	(86,482)
Other receivable	(939,922)	(99,933)
Deposits	10,839	-
Accounts payable	2,990,144	4,193,854
Accrued expenses	386,908	269,199
Accrual for contingent liabilities	(14,871)	(173,084)
Other payables	58,202	62,974
Net cash used in operating activities	(3,969,966)	(2,700,347)

Cash flows from investing activities:
Proceeds from sales of equipment	-	202,119
Property, plant, and equipment purchases	(13,576)	(366,031)
Net cash used in investing activities	(13,576)	(163,912)

Cash flows from financing activities:
Cash settled equity derivative proceeds	5,750,000	-
Proceeds from business combination	1,221,806	-
Proceeds from related party payables	873,655	1,863,883
Related party payables repaid	(805,112)	-
Principal repayments on seller note payable	-	(1,076,350)
Proceeds of debt issuance	584,852	2,161,246
Debt repaid	(530,000)	-
Principal repayments of convertible debt, net of new issuance	(314,852)	-
Net cash provided by financing activities	6,780,349	2,948,779

Effect of exchange rate changes on cash	(18,956)	(93,555)

Net increase (decrease) in cash and cash equivalents	2,777,851	(9,035)
Cash and cash equivalents at beginning of year	10,058	19,093
Cash and cash equivalents at end of year	$2,787,909	$10,058
Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$517,064	$-
Non-cash items
Operating lease right-of-use asset assumed through operating lease obligation	$4,338,175	$2,336,336
Accounts payable relieved to convertible debt	$333,262	$394,500
Conversion of related party loan to equity	$-	$16,130,513

See accompanying notes to consolidated financial statements

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

African Agriculture Holdings Inc., (the “Company”) is focused on commercial farming, fishery logistics and management, and carbon offset production. We are a holding company that operates principally through our wholly owned subsidiary, Les Fermes de la Teranga SA (“LFT”). LFT is developing our initial commercial farming business based in northern Senegal focusing on the production and sale of alfalfa for cattle feed and nutrition purposes.

Business combination and Organization

On December 6, 2023, (the “Closing Date”), African Agriculture Holdings Inc. (f/k/a 10X Capital Venture Acquisition Corp. II) consummated the previously-announced transactions (collectively, the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, that was initially signed on November 2, 2022, whereby 10X II entered into an Agreement and Plan of Merger (the “AA Merger Agreement”) with 10X AA Merger Sub, Inc., a Delaware corporation and the wholly-owned subsidiary of 10X II (the “AA Merger Sub”) and AFRAG. Pursuant to the AA Merger Agreement, 10X II changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). Following the Domestication, AA Merger Sub merged with and into AFRAG (the “Merger”), with AFRAG surviving the Merger as 10X II’s wholly-owned subsidiary. In connection with the Domestication, 10X Capital Venture Acquisition Corp. II changed its name to “African Agriculture Holdings Inc.”. The Company now trades on the Nasdaq exchange under the ricker “AAGR”.

The Business Combination is being accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, 10X II, who is the legal acquirer, is being treated as the “acquired” company for financial reporting purposes and AFRAG is being treated as the accounting acquirer. This determination was primarily based on the following facts and circumstances:

●	AFRAG’s stockholders have 59.6% of the voting interest of the Company;

●	AFRAG’s senior management comprise the senior management of the Company;

●	the directors nominated by AFRAG represent the majority of the board of directors of the Company;

●	AFRAG is the larger entity, in terms of substantive operations and employee base;

●	the executive officers of AFRAG became the initial executive officers of the Company; and

●	AFRAG’s operations comprise the ongoing operations of the Company.

Accordingly, for accounting purposes, the Business Combination is being treated as the equivalent of a reverse recapitalization transaction in which AFRAG issued stock for the net assets of 10X II. The net assets of 10X II are being stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of AFRAG.  Certain prior period amounts in the consolidated and combined financial statements have been reclassified to conform to the current period presentation.

AFRAG owns 100% of Agro Industries Corp, formerly Agro Industries Corp Sub One, a company that was incorporated in the Cayman Islands on January 15, 2018 (“Agro Industries”). Agro Industries has a wholly owned subsidiary, Les Fermes De La Teranga (“LFT”), which is a Senegalese Company formed in Dakar, Senegal. On February 28, 2018, Agro Industries, purchased approximately 91% of the outstanding equity of LFT. During 2021, the shareholders of LFT completed a share swap to enable Agro Industries shareholders to contribute their shares in exchange for shares of AFRAG resulting in Agro Industries, the 100% owner of LFT, becoming a wholly owned subsidiary of AFRAG. In March 2022, the Company formed a 100% owned subsidiary named African Agriculture Niger SA for purposes of developing operations in Niger. On July 25, 2023, the Company formed a wholly owned subsidiary African Agriculture Mauritania LLC SARL for purposes of developing operations in Mauritania.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS (cont.)

Basis of Presentation

These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).

Uses and Sources of Liquidity

The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern within one year from the date of issuance of these consolidated financial statements.

For the year ended December 31, 2023 and 2022, the Company incurred a net loss of approximately $43.1 million and $26.3 million, respectively, and used cash in continuing operations of $4.0 million and $2.7 million, respectively. The Company’s operations have historically been financed principally by loans from its majority shareholder, Global Commodities and Investments Limited, a Cayman Islands registered limited liability company (“Global Commodities”), sales of unneeded fixed assets from the prior ownership, various convertible and short-term debt instruments issued by the Company as well as the sale of alfalfa, which began during the second quarter of 2022.

In addition to the cash received on the Closing of the Business Combination, which was largely used to pay transaction expenses and payables, the Company received cash from a Cash-Settled Equity Derivative Transaction (the “CSED”) which the Company entered into on November 29, 2023, with Vellar Opportunities Fund Master, Ltd. (“Seller”). Pursuant to the terms of the CSED, the Seller received shares of common stock of AFRAG from a former holder of AFRAG common stock. Subject to certain conditions contained in the CSED, the Seller was to provide up to $11,500,000 (the “Additional Funds”) in funds in the aggregate to us in five tranches: (i) the first tranche of $5,750,000 was funded in accordance with the terms of the CSED, (ii) the second tranche of $1,437,500 which was to be funded 30 days after the first tranche, (iii) the third tranche of $1,437,500 which was to be funded 30 days after the second tranche, (iv) the fourth tranche of $1,437,500 which was to be funded 30 days after the third tranche, and (v) the fifth tranche of $1,437,500 which was to be funded 30 days after the fourth tranche. On January 9, 2024 the Seller notified us that they were terminating the CSED in accordance with its terms and accordingly would not be advancing any Additional Funds. In accordance with the terms of the CSED, it is not expected that we will have any additional obligations to the Sellers nor do we expect to receive any additional payments or other compensation in the future from the Sellers, although it is possible that based on the performance of our stock price over the Valuation Period as defined in the CSED Seller may in fact be required to make a payment to us under the CSED.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS (cont.)

Notwithstanding the cash raised in the Business Combination and the Cash-Settled Equity Derivative Transaction (the “CSED”) that the Company entered into at the time of the Business Combination, the Company requires additional capital. In addition to its existing obligations, the Company assumed significant payables and accrued expenses in conjunction with the Business Combination expect to incur additional expenses in connection with transitioning to, and operating as, a public company. As such, the Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the consolidated financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern should capital not be introduced. We intend to seek delays on certain payments and explore other ways of potentially reducing immediate expenses with the goal of preserving cash until any potential additional financing is secured, but these efforts may not be successful or sufficient in amount or on a timely basis to meet our ongoing operating and liquidity needs.

On a go-forward basis the primary sources of liquidity are expected to be cash from operations, potential capital raises, grants and debt financing if available and deemed in the best interests of the Company and its shareholders. The Company’s liquidity requirements are to expand development of alfalfa production, finance current operations, meet financial commitments, and fund organic growth, and service debt, if outside debt financing is obtained. The liquidity requirements will fluctuate with the level and pace of expansion of the acreage being planted, harvested and sold, the effects of the timing between the settlement of payables and receivables, and our general working capital needs for ongoing operations. Estimating liquidity requirements is highly dependent on farming yields, then-current market conditions, including selling prices, costs of all farming inputs, market volatility and our then existing capital structure and requirements. It is anticipated that once the Company has fully developed the Senegal property it will have sufficient resources to fund the ongoing operations of the Company.

While the Company believes in the viability of its strategy to expand operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of the Company is the United States dollar. The functional currency of the Company’s subsidiaries located in Senegal and Niger is the West African Franc (“CFA”).

For the entities whose functional currencies are the CFA, results of operations and cash flows are translated at average exchange rates during the period (1 CFA=$0.001652 for the year ended December 31, 2023 and 1 CFA=$0.001614 for the year ended December 31, 2022), assets and liabilities are translated at the current exchange rate at the end of the period (1 CFA=$0.001683 at December 31, 2023, and 1 CFA=$0.001628 at December 31, 2022), and equity is translated at blended historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income. Transaction gains and losses are reflected in the consolidated statements of operations.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions by management include, among others, useful lives and impairment of long-lived assets, contingent liabilities, imputed interest expense and income taxes including the valuation allowance for deferred tax assets. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in bank accounts, cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. As of December 31, 2023 and December 31, 2022 cash balances were held at JP Morgan Chase and Fidelity Brokerage Service, LLC and in various banks in Senegal and Niger. There were no cash equivalents at December 31, 2023 or December 31, 2022.

Property, plant, and equipment

Property, plant, and equipment consist of farming and farming support equipment, and office equipment. All property, plant and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Property, plant and equipment are depreciated on a straight-line basis over the following periods:

Buildings	40 years
Irrigation equipment	20 years
Industrial equipment	6-10 years
Office furniture and equipment	5 years
Motor vehicle and transportation equipment	10 years
Other equipment	3 years

Leases

The Company determines if an arrangement is a lease at inception. To the extent an arrangement represents a lease, the Company classifies that lease as an operating lease or a finance lease under Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and its related ASUs (“ASC 842”).

The Company capitalizes operating leases on its Consolidated Balance Sheets through a Right-of-Use (“ROU”) asset and a corresponding lease liability. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the operating lease. Operating lease ROU assets and obligations are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term utilizing an interest rate that the Company would have incurred to borrow over a similar term the funds necessary to purchase the leased asset. Operating leases are included in “Operating lease right-of-use assets, net,” “Current portion of operating lease liabilities,” and “Non-current operating lease liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2023, and December 31, 2022. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

For additional information regarding the Company’s leases, see Note 6 — Leases.

Inventory

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on the basis of the first-in, first-out method; market is based upon estimated replacement costs. Costs included in inventory primarily include the following: cost of seeds, farming inputs such as fertilizer, gypsum, water and fuel as well as inbound freight cost. Each pivot is cleared, treated with fertilizer and various phytosanitary products and seeded ahead of the life cycle of alfalfa, which we currently estimate to be approximately three years. These initial costs are amortized using a straight-line method over that life cycle. The portion of these costs expected to amortize after twelve months is included in long-term inventory.

Intangible Asset

The intangible asset consists of a land use right of 20,000 hectares provided by way of a Senegal Presidential decree. The value of the intangible was established based on its estimated fair value at the time of the asset purchase of LFT by Agro Industries in 2018. Amortization of the intangible asset is calculated on a straight-line basis over the remaining term of the decree, which at the time of the purchase had 44 years of a 50-year term remaining. As of December 31, 2023, approximately 38 years remain under this decree. Refer to Note 7 for further discussion.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There was no impairment charge for the years ended December 31, 2023 or 2022.

Fair Value of Financial Instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The three levels are defined as follows:

Level 1 —	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 —	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 —	inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments include cash and cash equivalents, receivables, accounts payable and accrued expenses, advances from prospective customers/distributors, amounts due to related parties, notes payable and contingent liabilities. The carrying values of these financial instruments approximate their fair values due to the short-term maturities of these instruments.

For the periods presented, there were no financial assets or liabilities measured at fair value.

Income Taxes

The Company follows the liability method in accounting for income taxes in accordance with ASC topic 740 (“ASC 740”), Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company applies the provisions of ASC 740 to account for uncertainty in income taxes. ASC 740 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.

The Company will classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

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

The Company assumed 6,884,908 warrants, in conjunction with the consummation of the Business Combination in addition to 26,201 warrants issued in connection with Promissory Notes by AAGR in February 2023. The warrants entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share. The warrants are classified in accordance with ASC 480 and ASC 815, which provides that the warrants are not precluded from equity classification. Equity-classified contracts were initially measured at fair value (or allocated value). Subsequent changes in fair value will not be recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Forward Purchase Agreement, or CSED (defined in Note 1) includes an embedded feature that meets the definition of a derivative in accordance with ASC 815. The FPA contract was determined to be more akin to equity rather than debt and as such the FPA and the associated imbedded derivative was treated as equity. Lastly, we determined that the embedded feature will not require bifurcation as it is clearly and closely related to the equity host As the embedded feature was not bifurcated from the instrument at issuance, it will continue to be reassessed at each reporting date to determine that continued non-bifurcation is appropriate. Based on the performance of the stock and the terms of the CSED, it is not expected, and highly improbable, that Company will receive any additional payments or other compensation in the future from the CSED

Revenue Recognition

The Company’s revenue is derived from the sale of agricultural products. The Company recognizes revenue in accordance with ASC 606. To achieve that core principle, the Company applies the following steps:

1.	Identify the contract(s) with a customer;

2.	Identify the performance obligations in the contract;

3.	Determine the transaction price;

4.	Allocate the transaction price to the performance obligations in the contract;

5.	Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes its revenue at a point in time when it satisfies a performance obligation and transfers control of the product, primarily bales of alfalfa, to the respective customer. For domestic product sales, the Company meets its performance obligation upon the shipment of the products from its facilities to its customer. For international product sales, the Company meets its performance obligation upon delivery of the products to the customer’s international carrier. The Company does not provide any services to its customers currently.

The amount of revenue recognized is based on the fixed transaction price. Contracts for the Company’s products are negotiated on a per-contract basis at a local or regional level. Contracts vary in volume and sometimes price but typically have a single performance obligation, the delivery of bales of alfalfa.

The Company’s payment terms vary by the type and location of its customers. The Company receives cash equal to the invoice amount for its product sales, and if credit is provided, payment terms typically range from 30 to 90 days from the date the Company invoices a customer. Since the period between the delivery of the Company’s products and the Company’s receipt of customer payment for these products and services is not expected to exceed one year, the Company has elected not to calculate or disclose a financing component for its customer contracts. The Company did not have any contract assets as of December 31, 2021. The Company’s contract assets at December 31, 2023 and December 31, 2022 consisted of accounts receivable, which totaled $10,796, and $87,755, respectively.

The Company has not established an allowance for credit losses for the year ended December 31, 2023 or 2022. In determining an allowance, we would estimate loss rates based upon historical loss experienced and adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include historical loss experience, delinquency trends, aging behavior of receivables, credit and liquidity quality indicators of customers classes, local behavior, the current and expected future economic and market conditions and balances owed when customers are also suppliers of cost inputs.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Share-based compensation

The Company measures compensation expense for all stock-based awards in accordance with ASC Topic 718, Compensation  —  Stock Compensation. Share-based compensation is measured at fair value on grant date and recognized as compensation expense ratably over the course of the requisite service period. The fair value of restricted stock units (“RSUs”) is typically determined based on the fair value of the related shares on the date of grant. The Company has elected to record forfeitures of employee awards as they occur.

Comprehensive Loss

Comprehensive loss is defined as the decrease in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss is reported in the consolidated statements of comprehensive loss, including net loss and foreign currency translation adjustments, presented net of tax.

Net Loss per Share

Basic net loss per share attributable to common stockholders is derived by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalent, if any. The Company has outstanding warrants of 6,911,109. The warrants entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share. The warrants are out-of-the-money warrants and have not been considered in the net loss per share calculation as they are anti-dilutive.

As the Business Combination has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of AFRAG’s. financial statements; The Company’s equity has been retroactively adjusted to the earliest period presented. As a result, net loss per share was also retrospectively adjusted for periods ended prior to the Merger. See Note 3 for details of this Business Combination recapitalization.

Accounting Changes

Leases — ASC 842

On January 1, 2022, and effective January 1, 2022, the Company adopted ASU 2016-02, “Leases (Topic 842)” using the modified retrospective transition method allowing it to apply the new standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings on the date of adoption. Under this transition method, the prior comparative period continues to be reported under the accounting standards in effect for that period.

The Company elected to use the package of practical expedients permitted which allows (i) an entity not to reassess whether any expired or existing contracts are or contain leases; (ii) an entity need not reassess the lease classification for any expired or existing leases; and (iii) an entity need not reassess any initial direct costs for any existing leases. The Company made an accounting policy election to adopt the short-term lease exception which allows the Company to not recognize on the balance sheet those leases with terms of 12 months or less resulting in short-term lease payments being recognized in the condensed consolidated statements of income on a straight-line basis over the lease term. All of the Company’s leases were previously classified as operating and are similarly classified as operating lease under the new standard.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Adoption of the new standard resulted in recognition of right-of-use assets and related lease liabilities of $2,336,336 as of January 1, 2022. There was no cumulative effect on retained earnings upon adoption.

Revenue from Contracts with Customers — ASC 606

The Company adopted ASC 606 — Revenue from Contracts with Customers, effective January 1, 2022. Prior to 2022, the Company had no revenue from contracts with customers.

Upon adoption of ASC 606, the Company recognizes revenue when the product is received by the customer for domestic transactions or by the customer’s international carrier for its international transactions. The Company believes this better reflects the point at which the customer has control of the product as required by ASC 606. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

Concentrations of Business Risk

Revenue from significant customer, which is defined as 10% or more of total revenue, was as follows:

Customer A	29%
Customer B	11%

Related Parties and Transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC 850, “Related Party Disclosures” and other relevant ASC standards.

Parties, which can be an entity or individual, are considered to be related if they have the ability, directly or indirectly, to control the Company or exercise significant influence over the Company in making financial and operational decisions. Entities are also considered to be related if they are subject to common control or common significant influence.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

NOTE 3 — BUSINESS COMBINATION

On the “Closing Date”, African Agriculture Holdings Inc. (f/k/a 10X Capital Venture Acquisition Corp. II) consummated the Business Combination in accordance with the Merger Agreement. At Closing, (i) each share of Class A Common Stock and Class B Common Stock then issued and outstanding was automatically reclassified, on a one-for-one basis, in to shares of Common Stock of the Company, $0.0001 par value per share (the “Common Stock”) and (ii) each share of common stock of AFRAG issued and outstanding immediately prior to the Closing was automatically converted into the right to receive the number of shares of Common Stock in accordance with the terms and subject to the conditions set forth in the Merger Agreement.

The Business Combination is being accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, 10X II, who is the legal acquirer, is being treated as the “acquired” company for financial reporting purposes and AFRAG is being treated as the accounting acquirer. This determination was primarily based on the facts and circumstances noted in the Section: “Business combination and Organization” in Note 1. Accordingly, for accounting purposes, the Business Combination is being treated as the equivalent of a reverse recapitalization transaction in which AFRAG issued stock for the net assets of 10X II.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 3 — BUSINESS COMBINATION (cont.)

The net assets of 10X II are being stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of AFRAG.  The following table reflects the net assets acquired in the Business Combination:

Cash proceeds from 10X Capital Venture Acquisition Corp. II, net of redemptions, net of transaction costs	$1,221,806
Prepaid expenses	28,775
Accounts payable	(9,756,621)
Accrued expenses	(7,892,578)
Related party payable to the SPAC Sponsor	(1,668,778)
Net liabilities acquired	$(18,067,396)

In accordance with the terms and subject to the conditions of the AA Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of AFRAG issued and outstanding immediately prior to the Effective Time, was converted into the right to receive the number of shares of duly authorized, validly issued, fully paid and nonassessable common stock of African Agriculture Holdings Inc. (“Common Stock”) equal to the quotient of (i) the sum of (1) $450,000,000 and (2) the aggregate amount of any Company Pre-Closing Financing (as defined in the Merger Agreement), divided by (ii) ten dollars ($10.00), divided by (iii) the sum, without duplication, of the aggregate number of shares of AFRAG common stock that are (A) issued and outstanding immediately prior to the Effective Time, (B) issuable upon the exercise or settlement of options or restricted stock units of AFRAG (whether or not then vested or exercisable) that are outstanding immediately prior to the Effective Time, or (C) issuable upon conversion of any AFRAG convertible note issued prior to the date of the AA Merger Agreement and outstanding at the Effective Time.

In addition, in consideration of the Company waiving certain closing conditions set forth in the Merger Agreement, at Closing each share of Common Stock for which redemption was not requested (a “Former SPAC Share”) was granted a pro rata right to receive a portion of 3,000,000 additional shares of Common Stock (the “waiver Shares”), with (i) holders of Former SPAC Shares that were public holders receiving shares in the form of Common Stock that were assigned to a pool for the benefit of such holders by a former stockholder of AFRAG and (ii) holders of Former SPAC Shares that were not public holders receiving Common Stock in the form of newly issued shares on a private placement basis.

Pursuant to the AFRAG Sponsor Promissory Note (as defined in the Merger Agreement), AFRAG agreed, among other things, to reimburse Sponsor on a one for one basis for the Class B ordinary shares to be transferred by Sponsor in connection with the 10X II special meetings of shareholders to approve the extension of its redemption deadline in the form of newly-issued shares of Common Stock in connection with the Closing. In accordance with this agreement 1,233,167 shares of Common Stock (“Extension Shares”) were issued to Sponsor.

In anticipation of the Business Combination Closing, on November 29, 2023, 10X II and AFRAG entered into an agreement (the “CSED”) with Vellar Opportunities Fund Master, Ltd. (“Vellar” or “Seller”) for a Cash-Settled Equity Derivative Transaction. Capitalized terms that are not defined in this section (Entry into a Cash-Settled Equity Derivative Transaction) have the meaning given to those terms in the CSED. Subject to certain conditions contained in the CSED, the Seller was to provide up to $11,500,000 (the “Additional Funds”) in funds in the aggregate to us in five tranches: (i) the first tranche of $5,750,000 was funded in accordance with the terms of the CSED, (ii) the second tranche of $1,437,500 which was to be funded 30 days after the first tranche, (iii) the third tranche of $1,437,500 which was to be funded 30 days after the second tranche, (iv) the fourth tranche of $1,437,500 which was to be funded 30 days after the third tranche, and (v) the fifth tranche of $1,437,500 which was to be funded 30 days after the fourth tranche.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 3 — BUSINESS COMBINATION (cont.)

In order to ensure that the CSED Seller obtained registered securities a former stockholder of AFRAG transferred sufficient shares prior to the Business Combination to the CSED Seller such that following the Business Combination the Seller would have 11,500,000 registered shares. Following the transaction the Company issued to such former shareholder shares an aggregate of 11,597,408 shares of African Agriculture Holdings Common Stock to Global Commodities and Investment Ltd.in order to replace the shares transferred to the Seller in order to facilitate the operation of the CSED and the Merger.

Upon the closing of the Business Combination and the CSED, the Company received net cash proceeds of $6,871,806. The following table reflects movement in the Consolidated Statements of Cash Flows as a result

Cash proceeds from 10X Capital Venture Acquisition Corp. II, net of redemptions	$2,887,743
Less: Cash payment of 10X Capital Venture Acquisition Corp. II transaction costs and payables	(1,665,937)
Net cash from business combination	1,221,806
Cash proceeds from CSED Financing	5,750,000
Less: Cash payment of CSED transaction costs	(100,000)
Net cash proceeds upon the closing of the Business Combination and PIPE financing	$6,871,806

The following table presents the number of shares of the Company’s Common Stock issued as part of the Business Combination to the SPAC shareholders

10X Capital Venture Acquisition Corp. II non redeemed shares	262,520
Conversion of 1,000,000 10X Capital Venture Acquisition Corp. II Class A shares into Company Common Stock	1,000,000
Conversion of 655,000 10X Capital Venture Acquisition Corp. II units into Company Common Stock (and warrants)	655,000
Conversion of 5,666,667 10X Capital Venture Acquisition Corp. II Class B shares into Company Common Stock	5,666,667
Total 10X Capital Venture Acquisition Corp. II shares	7,584,187
Merger agreement waiver shares	3,000,000
Total shares of Common Stock	10,584,187

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 4 — Property Plant and Equipment

Property plant and equipment, net consists of the following:

	December 31, 2023	December 31, 2022
Buildings	$98,030	$94,825
Office furniture and equipment	110,073	105,172
Irrigation and industrial equipment	4,379,527	4,291,465
Motor vehicle and transportation equipment	24,232	20,672
Other equipment	387,511	368,973
Total	4,999,373	4,881,107
Less: accumulated depreciation	(2,929,686)	(2,658,586)
Property, plant, and equipment, net	$2,069,687	$2,222,521
Depreciation expense	$235,837	$252,603

During the year ended December 31, 2022, various assets that were no longer useful in the operations of the business were sold for a gain of $153,978. No sales of assets occurred during the year ended December 31, 2023.

NOTE 5 — PREPAIDS AND OTHER RECEIVABLES

	December 31, 2023	December 31, 2022
Prepaid deal expenses to be capitalized on deal consummation	$-	$794,703
Prepaid insurance	915,956	-
Retainers	158,462	195,000
Total	$1,074,418	$989,703

At December 31, 2023 and December 31, 2022, other receivables totaled $1,063,797 and $103,115, respectively. The balance as at December 31, 2023 largely represented advances paid to suppliers for equipment and inputs prior to delivery of such items.

NOTE 6 — LEASEs

On January 1, 2022, and effective January 1, 2022, the Company adopted ASC 842. Under ASC 842, the Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in the Company’s Consolidated Balance Sheets. Leases with an initial term greater than 12 months are recognized in the Company’s Consolidated Balance Sheets based on lease classification as either operating or financing. The Company may enter into lease agreements that include lease and non-lease components for which the Company has elected to not separate for all classes of underlying assets. The Company’s current lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company may also sublease its ROU assets to third parties in the future.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 6 — LEASEs (cont.)

As a lessee, the Company’s current operating lease portfolio consists of three operating leases for farmland. Operating lease ROU assets and operating lease obligations are recognized based on the present value of the future minimum lease payments at commencement date. As the Company’s leases do not provide an implicit borrowing rate, the Company uses its incremental borrowing rate based on the lease information available at the commencement date in determining the present value of future payments.

The initial incremental borrowing rate utilized for the Fass Lease (as defined below) and Niger Land Right (as defined below) was based upon the interest rate associated with the Company’s analysis of borrowing rates relating to “Senegal, 6.25% 2033, USD International Bonds” and increased for credit and political risks. The Company believes this rate is a proxy for its incremental borrowing rate that would be utilized if it were to acquire assets or fund its working capital needs in Senegal and Niger. For the Company’s recently signed lease in Mauritania as there is no reference or comparable debt issuances, the Company utilized the same reference rate used for Niger Land Right, however adjusted the rate to also consider the increasing global rates since the commencement date of the Niger Land Right.

The Company’s current three leases are under long-term (greater than one year) non-cancellable term leases. The Company had one short-term lease and may also enter into other short-term or month-to-month operating leases in the future as required by its operations.

Operating leases are included in “Operating lease right-of-use assets, net,” “Current portion of operating lease liabilities,” and “Non-current operating lease liabilities” in the Company’s Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.

Operating Leases

The Company has a non-cancellable convention agreement with the Fass Ngom community in Senegal (“Fass Lease”) that provides for the right to use 5,000 hectares. The original agreement was signed in 2018, but revised in 2021, largely on the same terms, for a 15-year term.

On November 27, 2021 and December 5, 2021, the Company and Agro Industries signed binding definitive agreements with the mayor and local governments of Aderbissinat and Ingall, respectively, in Niger each under a 49-year term for the right to use and development the land (“Niger Land Right”). The project will involve the planting of up to 1.1 million hectares of trees in each of Aderbissinat and Ingall, for an aggregate of 2.2 million hectares, to optimize the production of carbon credits and commercial production of alfalfa in areas to be mutually agreed upon by the parties, as well as water and usage rights. Pursuant to the Aderbissinat and Ingall agreements, the Company agreed to pay for each agreement approximately $86,000 per year. Once the sale of carbon credits commences the annual payment amount will increase to approximately $1.1 million for each of the Aderbissinat and Ingall leases. In addition, during the first year of the sale of carbon credits, we are required to pay an additional $129,000 for each agreement for budgetary support to each region. To date no carbon credits have been sold.

Following the formation of the Company’s Mauritanian subsidiary a lease signed between the Company, the community of Gie Dynn and the Government of Mauritania (the “Mauritania Lease”) became effective. This lease is for 20 years and covers 2,033 hectares of land. Of this land, 80%, or 1,626 hectares will be used by the Company for farming alfalfa with the balance being farmed, at the Company’s cost, at the direction of the community. The Company has agreed to invest up to $30 million into this project over the next 20 years. The annual cost of the 1,626 hectares will be $300 per hectare per annum, subject to an annual increase consistent with the household consumption index (a proxy for local inflation). In addition, the Company will pay 5% of annual net profits earned on the 1,626 hectares to the community subject to an annual minimum payment of approximately $122,000.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 6 — LEASEs (cont.)

The Fass Lease, the Niger Land Right and the Mauritania Lease are operating leases under ASC 842.

Short-term Lease

In August 2021, the Company entered into a one-year lease agreement with a company that its wholly-owned by Gora Seck for residential accommodations (“Seck Lease”) for use by employees. The monthly lease rate for this lease was approximately $11,200 per month. As this lease was not longer than 12 months, the lease expense was recognized on a straight-line basis over the lease term. This lease was not renewed in 2022.

The associated lease costs have been recognized in our consolidated statement of operations as follows:

	For the year ended December 31,
	2023	2022
Operating lease cost	$373,011	$262,257
Short-term lease cost	$—	$84,179

Other information about the lease amounts recognized in our consolidated financial statements is as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases	27.2 years	41.9 years
Weighted-average incremental borrowing rate – operating leases	11.18	8.68%

Our lease liabilities as reported on the accompanying consolidated balance sheet consists of the following:

	December 31, 2023	December 31, 2022
Gross lease liabilities	20,798,943	$8,968,316
Less: Imputed interest	14,119,732	6,601,157
Present value of lease liabilities	6,679,211	$2,367,159
Less: current portion of lease liabilities	66,785	14,514
Total long-term lease liabilities	6,612,426	$2,352,645

The following summarizes our rent payments for the Fass Lease, the Niger Land Right and the Mauritania Lease operating leases as of December 31, 2023:

2024	$825,657
2025	826,533
2026	827,426
2027	828,338
2028	829,267
Thereafter	16,661,722
$20,798,943

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 7 — Intangible Asset

The Company recognized an intangible asset in connection with the purchase of LFT related to the 50-year land use right of 20,000 hectares provided by way of a Republic of Senegal Presidential Decree.

The intangible asset, net consists of the following:

	December 31, 2023	December 31, 2022
Land use right	$5,104,546	$5,104,546
Less: Accumulated amortization	(676,740)	(560,728)
Intangible asset, net	$4,427,806	$4,543,818

Scheduled amortization of the land use right at March 31, 2023 are as follows:

2024	$116,012
2025	116,012
2026	116,012
2027	116,012
2028	116,012
Thereafter	3,847,746
$4,427,806

At December 31, 2023, management looked primarily at the undiscounted future cash flows of the Company, based on management’s estimates, in its assessment of whether or not this intangible asset was impaired. There were no impairments with respect to this intangible asset during the year ended December 31, 2023 or 2022.

NOTE 8 — INVENTORY

The costs for establishing the seeded pivots including seeds, land preparation and various phytosanitary products that are applied prior to and in conjunction with the initial seeding, but which will not be reapplied during the growing and harvesting stages are allocated quarterly to the cost of production over the seed cycle, which we estimate will be three years. The remaining unallocated costs are included in inventory. In addition, all other ongoing costs associated with the continued growing and harvesting of each pivot are included in inventory. The allocated quarterly costs together with a harvested cost of the sold bales are allocated to cost of sales based on a first in first out method. The assessment of the recoverability of inventories and the amounts of any write-downs are based on currently available information and assumptions about future demand and market conditions. There is no contemplation of any write down of our current inventory.

	December 31, 2023	December 31, 2022
Seed costs, fertilizer, other direct costs to be allocated over cycle – current	$228,743	$221,264
Inventory available for sale	818	61,067
Seed inventory	26,290	28,387
Fertilizer, phytosanitary materials and fuel	8,159	4,131
Inventory – current	$264,010	$314,849
Long term inventory	57,186	276,581
Total inventory	$321,196	$591,430

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 9 — Related Party NOTE Payables and Transactions

During the normal course of business, the Company may enter into transactions with significant shareholders, directors and principal officers and their affiliates.

The Company has an unsecured note payable due to a related party, the majority shareholder, Global Commodities & Investments Ltd. (“Global Commodities”). The related party payable does not have a stated interest rate. The payable between Global Commodities, and the Company has a 60-month rolling term following the creation of payables within each year. These payables, if funded for Senegal or Niger costs, are West African CFA Franc denominated and translated at year end spot rates. Since the time of the acquisition of LFT by Agro Industries, the majority shareholder has continued to provide funding to support the working capital needs of the business. Each new funding has been added to the principal of the related party payable. The balance of the related party loan, $16,130,522, was converted into equity during 2022. Global Commodities continued to provide funds to the Company as a related party payable after this conversion. The Company entered into a Payoff, Waiver and Release Agreement (the “GCIL Payoff Agreement”) in October 2022 with Global Commodities. The GCIL Payoff Agreement called for, among other things, the issuance of Company shares in repayment of $16,130,522. The GCIL Payoff Agreement calls for the termination of all outstanding principal amount of loans and all unpaid interest through the date of such payoff.

In January 2023, the Company issued to a related party, 10X Capital SPAC Sponsor II LLC an additional $225,000 Promissory Note bearing no interest. This Note maturity is the earlier of (i) the receipt of funds by Borrower from an equity, equity-linked, or debt financing and (ii) the Closing of the VCXA Merger Agreement. In May 2023, the $225,000 Promissory Note issued to the related party was amended and an additional $62,000 was issued pursuant to this note. The amendment further provided that the Note can be drawn on up to $750,000 in the aggregate. As part of this amendment, the Company agreed to issue to the Promissory Note holder a number of shares of the Company’s Common Stock, par value $0.0001 per share (the “Extension Shares”), equal to the number of Class B ordinary shares, par value $0.0001 per share, of 10X Capital Venture Acquisition Corp. II transferred to investors in connection with any past extensions of the deadline by which VCXA must consummate an initial business combination. Upon issuance of these Extension Shares the Company recognized a discount on the original debt issuance. This debt discount was amortized and included in related party interest prior to year-end in connection with the repayment of this related party note. In June through September an additional $338,879 was issued pursuant to this Promissory Note. This Promissory Note was paid off using proceeds received from the CSED following the Business Combination.

In order to finance transaction costs, the Sponsor or an affiliate of the Company provided funds as may be required (the “New Note”). The New Note is non-interest bearing, unsecured and was due at the consummation of the Business Combination. The New Note was not, however, repaid upon the Business Combination and was instead assumed as part of the Business Combination. As of December 31, 2023, the Company had $1,639,188 outstanding under the New Note.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 9 — Related Party NOTE Payables and Transactions (cont.)

The related party obligations of the Company are comprised of the following:

	December 31, 2023	December 31, 2022
Global Commodities	$206,287	$108,277
10X Capital SPAC Sponsor II New Note	1,639,188	-
Total	$1,745,475	$108,277

As of December 31, 2023, the related party payable has the following maturity schedule:

2024	$1,639,188
2025	—
2026	—
2027	108,277
2028	98,009
$1,745,475

In addition, to the shareholder loans, Global Commodities provided a loan repayment guarantee to the sellers of the LFT shares in the 2018 transaction. Refer Note 10 — Seller Note Payable.

As the related party payables have no stated interest rate, an imputed interest rate has been applied against such loan to represent an arms-length arrangement between the Company and the related party. The Company estimates comparable debt as of the date of the origination would incur interest of one-month SOFR plus 2.5% on an annual basis. Historically LIBOR was used as a reference rate, however as LIBOR is phased out, the Company began using SOFR. The following table summarizes imputed interest to related parties during the year ended December 31, 2023 and 2022. As this interest has not been paid on an annual basis it has been recorded as additional paid-in-capital.

	December 31, 2023	December 31, 2022
Imputed interest rate (SOFR + 2.5%)	7.88%	6.89%
Imputed interest – additional paid-in-capital	$57,200	$518,582
Amortization of debt discount on Extension Shares	$751,263	$-

During the year ended December 31, 2023 and 2022, Gora Seck who serves on the board of LFT and is a minority shareholder of the Company received consulting payments for work conducted in Senegal of approximately $87,000 and $204,000, respectively. In addition, in August 2021, the Company entered into a one-year lease agreement with a company that is majority owned by Gora Seck. The monthly lease rate for this lease was approximately $10,677 per month. This lease expired in 2022 and was not renewed.

During the year ended December 31, 2022, the Company issued Convertible Promissory Notes, as more fully described in Note 12 – DEBT. Approximately $263,321 of the notes were issued to related parties of the Company. These Convertible Promissory Notes were converted in accordance with the terms upon the Business Combination and as such they are no longer outstanding at December 31, 2023. During the year ended December 31, 2023 and December 31, 2022, the Company issued Short Term Notes as more fully described in Note 12 – DEBT. As of December 31, 2023 and December 31, 2022, $113,925 and $41,425 were issued and outstanding, respectively, to related parties of the Company

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 10 — Seller Note Payable

The Company issued a note payable to Tampieri Financial Group in connection with the LFT asset acquisition in February 2018. In November 2022, Tampieri Financial Group agreed to a delayed payment of the balance of the seller note payable. The amendment fee, which was due at the maturity of the seller note payable, was amortized monthly over the remaining period of the seller note payable.

In May 2023, the Company and Tampieri Financial Group agreed to extend the payment date of the amounts that were due on March 31, 2023 until October 31, 2023. In consideration for this delay the Company agreed to pay interest of 6.3% per annum on the delayed payments. The final payments were not, however, made in October 2023. The parties are in discussions regarding a payment schedule, but should we not agree on this payment schedule there is a provision in the original agreement that states that if payment is not made by November 1, 2023 an additional $386,274 is payable to the Tampieri Financial Group and such increase defers the payment due until October 31, 2024. In addition, the Company agreed to pay fees of approximately $21,700.

Other than the interest related to the delayed payments negotiated in May 2023, the seller note payable does not bear an interest rate. As a result, the fair value of the seller note payable was less than face value when issued in the LFT asset acquisition. The seller note payable is presented net of unamortized discount and the unamortized amendment fee arising from the November 2022 amendment.

	December 31, 2023	December 31, 2022
Seller note payable, including 2022 amendment fee	$2,042,528	$1,976,050
Less: unamortized 2022 amendment fee	—	311,419
Add: interest on delayed instalment	119,403	—
Add: 2023 debt amendment fee	386,274	—
Add: 2023 fees	21,692	—
Total	$2,569,897	$1,664,631

Global Commodities has provided a loan repayment guarantee to Tampieri Financial Group for the amount of the outstanding seller note payable.

NOTE 11 — Income Tax

There was no income tax expense from continuing operations for the years ended December 31, 2023 or 2022

The difference between tax expense and the amount computed by applying the statutory federal income tax rate of 21% to loss before income taxes is as follows:

	For the Years Ended December 31,
	2023	2022
Statutory rate applied to pre-tax loss	$(8,803,977)	$(5,513,234)
Foreign exchange rate	66,096	19,863
State taxes	(3,772,636)	(1,021,618)
Permanent adjustment	1,019,232	3,028,628
Other foreign deferred permanent adjustment	(1,583,238)	2,060,520
Change in valuation allowance	13,074,523	1,425,841
Provision for income taxes	$—	$—

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 11 — Income Tax (cont.)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	For the Years Ended December 31,
	2023	2022
Deferred tax assets (liabilities):
Research and development	$29,219	$31,384
Share based compensation	10,888,795	1,477,283
Net operating loss carryforwards – finite-lived	3,904,725	2,321,121
Net operating loss carryforwards – indefinite-lived	4,740,603	2,659,026
Unrealized gain on foreign currency exchange	22,636	22,636
Valuation allowance	(19,585,978)	(6,511,450)
Deferred tax assets, net of valuation allowance	$—	$—

The Company has evaluated the need for a valuation allowance on a jurisdiction-by-jurisdiction basis. The Company has considered all available evidence, both positive and negative, and based upon the weight of the available evidence, a valuation allowance has been recorded against the net deferred tax assets since the Company cannot be assured that, more likely than not, such amounts will be realized. In addition, utilization of these net operating losses is dependent upon achieving taxable results. The change in valuation allowance for deferred taxes was an increase of approximately $13.1 million, and increase of approximately $1.4 million for the years ended December 31, 2023 and December 31, 2022 respectively, primarily due to the changes in net operating loss carryforwards and share based compensation.

At December 31, 2023 and December 31, 2022, the Company has Federal net operating loss carryforwards of approximately $10.4 million and $5.2 million, which do not expire. The Company has foreign net operating loss carryforwards of approximately $17.8 million and $11.1 million at December 31, 2023 and 2022, respectively. Of the total foreign net operating loss carryforwards approximately $8.5 million do not expire, and the remaining carryforwards begin to expire in 2024.

The Company classifies interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not accrued any interest or penalties as of December 31, 2023 or 2022.

NOTE 12 — DEBT

During the year ended December 31, 2022, the Company issued Convertible Promissory Notes (“Notes”) the proceeds of which would be used to fund general corporate purposes. The Notes had a simple interest rate of twelve percent (12%) per annum based on a 365-day year. The Notes had a one-year maturity. During 2023, the Company issued an additional $583,262 Convertible Promissory Notes. The Notes were repaid or converted by their terms into common stock upon the Business Combination at a 20% discount to the Business Combination Merger Consideration price per share. There were $0 and $1,969,321 of convertible promissory notes outstanding as of December 31, 2023 and December 31, 2022, respectively. There was no gain or loss on the conversion of the Convertible Promissory Notes as they were settled within the terms of the Convertible Promissory Notes Agreement Approximately $263,000 of the notes were with related parties of the Company.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 12 — DEBT (cont.)

In addition, the Company issued Promissory Notes (“Short Term Notes”) the proceeds of which would be used to fund general corporate purposes. The Notes bear a simple interest rate of sixteen percent (16%) per annum based on a 365-day year. The Notes have a four-month maturity, with an option of the Company to extend the maturity an additional four months. During 2023, the Company issued an additional $284,852 Short Term Notes. $530,000 of the Short Term Notes that had reached their maturity were repaid following the Business Combination. There were $341,277 and $586,425 of Short Term Notes outstanding as of December 31, 2023 and December 31, 2022, respectively, of which $113,925 and $41,425 were with related parties of the Company, respectively.

In February 2023, the Company issued an additional $300,000 Promissory Note. The Promissory Note bears a simple interest rate of two and a half percent (2.5%) per month based on a 30-day month. The Promissory Note has an eighteen-month maturity. In connection with this loan, the Promissory Note holder received warrants to acquire 26,201 shares in the Company at $11.50 per share.

NOTE 13 — Commitments

In June 2021, we entered into a non-binding understanding with Louisiana State University (“LSU”) to provide for a mutually-beneficial research project in which LSU will provide training, research and academic support. We continue to work with LSU to finalize the terms of the training and development project under the collaborative agreement. The term of the agreement is expected to run through June 30, 2026. The total amount to be paid by the Company to LSU has not yet been determined. Either party may terminate the agreement on 30 days’ prior written notice.

On May 14, 2022, the Company signed an agreement with the Directorate General of Water and Forests (“DGEF”) of Niger who manages forest reserves for a total area of 624,568 hectares to be reforested and developed by the Company. Under the terms of the agreement, African Agriculture will provide all necessary funds to carry out the programmed activities. The Company further agreed to distribute 10 percent of the profit from the sale of carbon credits, when they occur, to the State of Niger and to the social and development program in the concerned municipalities. Furthermore, until the sale of carbon credits, African Agriculture will allocate an amount of approximately $80,000 to the DGEF. The agreement tenure is for 25 years duration, renewable after project assessment. After the start of the project, its duration may be extended for 20 years upon agreement between the parties. We have determined that this agreement does not meet the definition of a lease.

NOTE 14 — Contingent Liabilities

Various creditors and ex-employees in Senegal commenced some form of legal action for claims relating to the period prior to our acquisition of LFT. The Company has, as a result, several legal cases that are in various stages of resolution. The contingent liability includes various legal cases and other claims. The Company recorded a contingent liability representing, in the Company’s opinion, based on our outside counsel’s review, probable loss outcome for legal claims. At December 31, 2023 and December 31, 2022, the amount of the provision for the contingent liability, is $2,332,801 and $2,271,181, respectively. While there is a possibility that additional claims relating to pre-acquisition periods might arise such an amount is unknowable and hence cannot be estimated.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 15- STOCKHOLDERS’ EQUITY

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 350,000,000. The total amount of authorized capital stock consists of 300,000,000 shares of Common Stock and 50,000,000 shares of preferred stock. As of December 31, 2022, no shares of preferred stock are issued or outstanding.

Common Stock

Holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of our Common Stock are entitled to receive ratably those dividends, if any, as may be declared by the Board out of legally available funds. In the event of our liquidation, dissolution or winding up, the holders of Common Stock will be entitled to share ratably in the assets legally available for distribution to stockholders after the payment of or provision for all of our debts and other liabilities, subject to the prior rights of any preferred stock then outstanding. Holders of our Common Stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking fund provisions applicable to the Common Stock. All outstanding shares of Common Stock are duly authorized, validly issued, fully paid and nonassessable. The rights, preferences and privileges of holders of our Common Stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that we may designate and issue in the future.

Preferred stock

Under the terms of our certificate of incorporation, our Board has the authority, without further action by our stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the dividend, voting and other rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding.

Our Board may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of our Common Stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deterring or preventing a change in our control and may adversely affect the market price of the Common Stock and the voting and other rights of the holders of our Common Stock. We have no current plans to issue any shares of preferred stock.

Warrants

There are currently outstanding an aggregate of 6,666,575 public warrants, which, following the consummation of the Business Combination, will entitle the holder to acquire 6,666,575 shares of Common Stock. The warrants entitle the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants are only exercisable for a whole number of shares of common stock. No fractional shares are to be issued upon exercise of the warrants. The Public Warrants will expire on December 6, 2028 (which is five years after the completion of the Business Combination), at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The Public Warrants are listed on the Nasdaq Capital Market under the symbol “AAGRW”.

Additionally, once the Public Warrants become exercisable, the Company can redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the closing price of the Common Stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before we send to the notice of redemption to the public warrant holders.

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 15- STOCKHOLDERS’ EQUITY (cont.)

If the Company calls the Public Warrants for redemption as previously described, the Company has the option to require all holders that wish to exercise the Public Warrants to do so on a cashless basis.

In addition, the Company 244,534 Private Placement Warrants. Each Private Placement Warrant is exercisable for one share of common stock at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants except that the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination. The Private Placement Warrants, except for 26,201 private placement warrants, will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

NOTE 16 — EMPLOYEE AND NON-EMPLOYEE SHARE BASED COMPENSATION

In 2022, the Company’s Board of Directors approved the adoption of the African Agriculture, Inc. 2022 Incentive Plan (the “Plan”). The Plan, as amended by the Board of Directors, permits the Company to grant up to 2,885,640 shares (at December 31, 2022) of the Company’s common stock. In May 2023, the Board approved a resolution amending various RSU grants to extend the first vesting period of various RSU grants awarded in 2022 to January 2024. This change did not amend any subsequent vesting dates and hence the time to final vesting for the RSUs did not change. In November 2023, the Company’s board approved an amendment to the Plan increasing the number of shares of Common Stock (as defined in the Plan) available for grant under the Plan to 9,500,000 shares.

The Plan provides for the granting of incentive and nonqualified stock options, share appreciation rights (SARs), restricted stock, and restricted stock units to employees, non-employee directors, and consultants of the Company. Instruments granted under the Plan generally become exercisable ratably over the stated vesting terms in each award agreement following the date of grant and expire ten years from the date of grant. All stock awards are exercisable only to the extent vested. The exercise price of incentive stock awards must be at least equal to 100% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors.

In addition, and as a separate award outside of the plan the Board approved an award of 2,700,000 RSUs to African Discovery Group, Inc., a corporation majority owned by the CEO of the Company.

A summary of stock award activity and related information is as follows, as adjusted for the conversion mechanism described above:

	Number of RSUs		Weighted Average Remaining Vesting Term (in years)	Grant Date Fair Value
Plan Awards:
Employees:
Nonvested at January 1, 2022	—		—	—
Awarded during 2022	2,127,389	*	2.72	$24,374,960
Nonvested at January 1, 2023	2,127,389		2.56	24,374,960
Awarded during the period	5,611,707		3.39	55,855,229
Vested during the period	—		—	—
Forfeited, canceled, or expired	—		—	—
Nonvested – December 31, 2023	7,739,096		2.84	$80,230,189
Non-employees:
Nonvested at January 1, 2022	—		—	—
Awarded during 2022	307,387	*	3.54	$3,521,940
Nonvested at January 1, 2023	307,387		3.38	3,521,940
Awarded during the period	195,065		2.09	1,950,655
Vested during the period	—		—	—
Forfeited, canceled, or expired	—		—	—
Nonvested – December 31, 2023	502,452		2.28	$5.472,595
Awards outside of the Plan:
Employees:
Nonvested at January 1, 2022	—		—	—
Awarded during 2022	2,356,497	*	1.33	27,000,000
Nonvested – at January 1, 2023	2,356,497		1.17	$27,000,000
Awarded during the period	—		—	—
Vested during the period	—		—	—
Forfeited, canceled, or expired	—		—	—
Nonvested – December 31, 2023	2,356,497		0.17	$27,000,000

● Adjusted for the Business Combination merger consideration conversion ratio

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 16 — EMPLOYEE AND NON-EMPLOYEE SHARE BASED COMPENSATION (cont.)

As all 2022 stock awards were granted contemporaneously with the Business Combination Agreement with VCXA and the grant date fair value of the 2022 stock awards was $10 per share, which is based on the per share merger consideration, and the awards in November 2023 were issued shortly prior to the Business Combination Closing, the Board of Directors determined the grant date fair value of the stock awards to be $8.73 per share, which is based on the per share merger consideration adjusted for the ratio of the Business Combination merger consideration exchange ratio. As of December 31, 2023, there was approximately $73,128,693 of unamortized share-based compensation cost related to unvested stock awards. The unamortized share-based compensation is expected to be recognized over a weighted average period of approximately 2.2 years, and as the stock awards vest, the Company will record compensation and non-employee expense with the offset to additional paid-in capital.

The table below shows share-based compensation expense recognized in the statement of operations for the years ended December 31:

	2023	2022
Share based compensation expense:
Employee compensation	$33,173,629	$5,158,452
Professional fees	1,078,453	13,900,027
Total	$34,252,082	$19,058,479

NOTE 17 — Subsequent Events

On January 9, 2024 the counterparty to the CSED notified us that they were terminating the CSED in accordance with its terms and accordingly would not be advancing any Additional Funds. In accordance with the terms of the CSED, it is not expected that we will have any additional obligations to the Sellers nor do we expect to receive any additional payments or other compensation in the future from the Sellers, although it is possible that based on the performance of our stock price over the Valuation Period as defined in the CSED Seller may in fact be required to make a payment to us under the CSED.

On January 2, 2024, African Agriculture, Inc. (“AFRAG”), a wholly owned subsidiary of African Agriculture Holdings Inc., entered into a multi-year supply agreement with Dr. Kahn, a South Korea based diversified holding company, for the supply of alfalfa (the “Offtake Agreement”). Under the terms of the Offtake Agreement, AFRAG will sell to Dr. Kahn up to the entirety of the specific production of the 700 hectares that are currently under development. The price for alfalfa purchased by Dr. Kahn shall be equal to a pre-determined benchmark, subject to periodic adjustments. Dr. Kahn will also be required to pay AFRAG various fees in connection with the Offtake Agreement including, without limitation, payment for costs incurred by AFRAG in connection with shipping logistics. Dr. Kahn will be responsible for any costs and expenses incurred upon arrival of the alfalfa in South Korea, including local taxes, duties or other costs associated with clearance through any applicable customs regime, or any costs associated with the unloading of the alfalfa. Payments to AFRAG under the Offtake Agreement are to be made by Dr. Kahn within 30 days of receipt of the applicable bill of lading for each shipment. The precise delivery schedule is yet to be finalized between the parties.

On April 4, 2024, the Company issued a $300,000 Secured Promissory Note. The Secured Promissory Note bears a simple interest rate of fifteen percent (15%) per annum based on a 360-day year. The Promissory Note has a three-year maturity, however, may be called upon 30 days’ notice from the lender after the one-year anniversary of the issuance date. The Secured Promissory Note is secured against various equipment in Senegal. In connection with this loan, the Promissory Note holder received warrants to acquire 200,000 shares in the Company at $0.30 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on April 15, 2024.

AFRICAN AGRICULTURE HOLDINGS INC.

By:	/s/ Michael Rhodes
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Rhodes and Harry Green and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Michael Rhodes	Director and Chief Executive Officer	April 15, 2024
Michael Rhodes	(Principal Executive Officer)

/s/ Harry Green	Chief Financial Officer	April 15, 2024
Harry Green	(Principal Financial and Accounting Officer)

/s/ Russell Read	Director	April 15, 2024
Russell Read

/s/ Osman Ahmed	Director	April 15, 2024
Osman Ahmed

/s/ Orim Graves	Director	April 15, 2024
Orim Graves

/s/ Daphne Michelle Titus	Director	April 15, 2024
Daphne Michelle Titus

/s/ Bisa Williams	Director	April 15, 2024
Bisa Williams

/s/ Ambassador Modest Jonathan Mero	Director	April 15, 2024
Ambassador Modest Jonathan Mero