Form 10-K/A
period 2023-12-31
African Agriculture Holdings Inc.
filed 2024-04-29
CIK 1848898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Auditor Name:	Auditor Location:	Auditor Firm ID:
M&K CPAS, PLLC	The Woodlands, TX	2738
Whitley Penn LLP	Houston, Texas	726

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of African Agriculture Holdings Inc.., a Delaware corporation (“we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2023 that we originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024 (the “Original Filing”). We are filing this Form 10-K/A to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits this information to be incorporated by reference from a registrant’s definitive proxy statement if the proxy statement is filed within 120 days after fiscal year-end. The reference on the cover page of the Original Filing to such incorporation by reference has been deleted, and this Form 10-K/A amends and restates in their entirety the cover page and Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.3 and 31.4, respectively. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Form 10-K/A. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Form 10-K/A.

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after April 16, 2024, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. The forward-looking statements include statements relating to our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Reoprt may include, for example, statements about:

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

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

The following is a list of our directors and executive officers following and their ages and positions.

Name	Age	Position
Executive Officers:
Michael Rhodes	64	Chief Executive Officer
Harry Green	55	Chief Financial Officer
Non-Employee Directors:
Orim Graves	64	Director
Ambassador Modest Jonathan Mero	64	Director
Russell Read	60	Director
Daphne Michelle Titus	66	Director
Ambassador Bisa Williams	70	Director
Osman Ahmed	37	Director

Board of Directors

Michael Rhodes, Chief Executive Officer. Mr. Rhodes served as the founder and Chief Operating Officer of Rhodes Global from 2014 through his appointment as our Chief Executive Officer in January 2024. Mr. Rhodes’s primary responsibility at Rhodes Global was to develop energy and agriculture infrastructure in developing countries. Mr. Rhodes also served as the Chief Executive Officer of Rhoton Global from January 2020 through August 2023, an affiliate of Rhodes Global. Mr. Rhodes’s principal responsibilities at Rhoton Global were to coordinate a power purchase agreement with Somaliland. Mr. Rhodes brings decades of operating experience in large-scale agriculture across Africa, including the hands-on management of over 16,000 hectares of productive farmland across more than eight East and West African nations. Mr. Rhodes has been involved in commercial-scale farming of alfalfa and other forage crops for animal feed for over 40 years, beginning on his family’s alfalfa farm in Utah. Mr. Rhodes joined our Board as of April 2024.

Orim Graves. Mr. Graves served on the AFRAG board of directors beginning in August 2021 and was appointed to our Board in connection with the closing of the Business Combination. Mr. Graves served as the Executive Director of the National Association of Securities Professionals (“NASP”) for more than ten years ending in 2020. NASP, founded in 1987, remains a trade organization advocating for diverse professionals and women within the financial services industry with more than 150 firms represented as members across the globe. Currently, Mr. Graves operates an independent consultancy to provide strategic and tactical investment advisory services, ESG integration, market strategy, and diversity equity and inclusion consulting to diverse clients across the global investment sector.

Mr. Graves previously served as a senior partner in a leading investment firm, as a senior consultant with a global investment consulting firm and as Chief Investment Officer for the City of Philadelphia Board of Pensions and Retirement where he provided expertise in investment performance attribution and evaluation, as well as asset allocation strategies specializing in non-traditional asset categories. Mr. Graves serves on numerous boards, including as investment committee chair of Dillard University, a historically black university in New Orleans, Louisiana. Mr. Graves earned his Bachelor of Science in Finance from Hampton University and an MBA in Finance from the University of Wisconsin. He is a CFA charter holder. Mr. Grave’s breadth of corporate finance experience and deep knowledge of managing institutional US investment assets into the African continent, as well as operational experiences in growth businesses, acted as testimony to his value to serve on our Board as an independent director.

Ambassador Modest Jonathan Mero. Mr. Mero served on the AFRAG board of directors beginning in August 2021 and was appointed to our Board in connection with the closing of the Business Combination. From 2016 to 2019, Mr. Mero served as Ambassador of the United Republic of Tanzania to the United Nations. Following his resignation from the United Nations in 2019, he co-founded and acted as Director of Independent Planners Ltd., focused on land use planning, land surveys, real estate, consulting and advisory services in Tanzania. Mr. Mero also consults on business strategies, international trade and risk management. Until his appointment on December 3, 2016, Mr. Mero was his country’s Permanent Representative to the United Nations, World Trade Organization and all international organizations in Geneva. Holding that position until May 2013, he was accredited simultaneously to the International Atomic Energy Agency, United Nations Industrial Organization, Comprehensive Nuclear-Test-Ban Treaty Organization and the United Nations system in Austria. Between 2007 and 2013 Mr. Mero was stationed at his country’s Permanent Mission to the United Nations in New York, where he served as Minster Plenipotentiary, Economic Adviser and Head of Chancery. From 2005 to 2006, he served as Head of Policy in the Ministry of Foreign Affairs and International Cooperation. Previously, Mr. Mero was a senior economist at the Ministry of Industry and Trade, from 1987 to 2004, and a trade policy adviser to the Executive Secretary of the Southern African Development Community from 2004 to 2005. Mr. Mero holds a Bachelor of Science degree from the University of Dar es Salaam in the United Republic of Tanzania, as well as a master’s degree in finance from the University of Strathclyde in the United Kingdom. Ambassador Mero’s breadth of political experience on the African continent, and established knowledge of East Africa, a vital part of our corporate expansion strategy, acted as testimony to his value to serve as an independent director of AFRAG PubCo.

Russell Read. Russell Read, CFA, Ph.D., served on the AFRAG board of directors beginning in August 2021 and was appointed to our Board in connection with the closing of the Business Combination. In November 2022, Dr. Read joined 10X Capital as its Chief Investment Officer. Since January 2020, Dr. Read founded and led as Manager Partner, the C Change Group LLC (a Delaware Statutory Public Benefit Limited Liability Company), dedicated to developing transformative and sustainable infrastructure and related private equity, capable of materially improving the world’s utilization of natural resources, with a geographic focus on the Arctic/near-Arctic and the MEASA Region (Middle East, Africa, Southern Asia). From September 2018 through 2019, he served as Senior Advisor and Member of the Executive Committee for MSCI, engaging major international institutional investors for MSCI’s analytics and index product solutions. From May 2016 through August 2018, he served as Chief Investment Officer of the Alaska Permanent Fund Corporation, responsible for asset allocation and the investment class programs for America’s largest state sovereign fund. Previously, Dr. Read served the Chief Investment Officer for the California Public Employees’ Retirement System (CalPERS, America’s largest pension system) and Chief Investment Officer and Deputy Chief Executive Officer for the Gulf Investment Corporation (“GIC-Kuwait”, the development investor for the six GCC countries of the Arabian Peninsula). At CalPERS he launched its infrastructure program along with new initiatives in timberland, commodities, infrastructure, and environmentally-sensitive investing. He developed the first commodities-based mutual fund and related institutional products while at Oppenheimer Funds during the 1990’s. Dr. Read received his undergraduate degree in Statistics and graduate degree in Finance (MBA) from the University of Chicago and his master’s degree in Economics and doctorate in Political Economy from Stanford University (MA, PhD). He is a member of the Investment Funds Committee (IFC) for the US State of Wyoming and its sovereign wealth funds, and he formerly served as Chairman of the Investor’s Committee for the President’s Working Group on Financial Markets under Treasury Secretary Paulson. Dr. Read’s breadth of global financial and operational experience, coupled with his fiduciary background, and investment management history on behalf of Sovereign and government entities acted as testimony to his value to serve as an independent director of AFRAG PubCo.

Daphne Michelle Titus. Ms. Titus served on the AFRAG board of directors beginning in August 2021 and was appointed to our Board in connection with the closing of the Business Combination. Ms. Titus is an alumna of the United States Department of State (DOS) Senior Foreign Service and a member of the United Nations Senior Women’s Talent Pipeline. Ms. Titus founded Mapasa Strategies, a renowned international consultant that assists both domestic and international clients in the realm of foreign affairs, with a special focus on Africa, Asia and the Americas, where she has worked since 2017. Prior to that, as one of the Department of State’s premier Africanists, senior consular officers and public diplomacy professionals, she was most recently detailed to the United States Agency for International Development (USAID) to serve as its Senior Advisor for the Addis Ababa Peace, Security and Cooperation Framework for the Great Lakes Region, based at USAID in Kinshasa, DRC. Ms. Titus’ most recent assignments before her detail were as the Counselor for Consular Affairs for U.S. Mission Nigeria, as the Senior Director/Diplomat in Residence for the National Capitol Region (DC, MD, DE, WV, NOVA, based at Howard University) and as the Foreign Policy Advisor (POLAD) for the Combined Joint Task Force — Horn of Africa in Djibouti. Diplomats in Residence are detailed from the Department of State to universities throughout the country to assist the Department with recruitment, build awareness of Foreign Affairs as a career path for candidates from all realms of endeavor and to assist universities and other entities in their assigned region with creating/enhancing Foreign Affairs-related programming and curricula. Foreign Policy Advisors are detailed from the Department of State to the Department of Defense (DOD) to assist selected commanders and their staff with identifying and addressing the foreign policy aspects of their military duties. Her previous positions include service as Embassy Nairobi’s Somalia Political Advisor in Djibouti, Regional Affairs Director/Senior Public Diplomacy Advisor/Policy and Coordination Officer in the Department’s Bureau of African Affairs Office of Public Diplomacy and Public Affairs, Deputy Chief of Mission/Charge d’Affaires in Banjul, The Gambia and at the U.S. Mission to the African Union, Addis Ababa, Ethiopia and as Senior Advisor/Domestic Operations Supervisor in the Bureau of Consular Affairs Office of Visa Services. Ms. Titus has also served overseas in Haiti, Cameroon, Kenya and Congo-Kinshasa (twice, both times as the Regional Consular Officer that provided daily support/personal service to consular offices throughout sub-Saharan Africa) as well as in Washington as a member of the Department’s Foreign Service Board of Examiners, its tenure/promotion/selection-out boards and as its Bilateral Western Hemisphere Affairs Officer in the Bureau of Democracy, Human Rights and Labor. She has traveled throughout Africa (including many visits to Sierra Leone) and Europe as well as to Saudi Arabia, Canada, Russia, Mexico, the Canary Islands, Guatemala, Turkey, Nicaragua, Honduras, Costa Rica, Martinique, Jamaica, the United Arab Emirates, Qatar, India, Burma, Cambodia, Japan, Korea, Hong Kong, the Dominican Republic and China. The recipient of numerous DOS, USAID and DOD performance awards, she is most notably an alumna of the London School of Economics and Political Science, the original International Career Advancement Program Fellowship cohort, The New College of California and the Industrial College of the Armed Forces (ICAF, now the Eisenhower School) at the National Defense University.

A member of the ICAF Class of 2005, she also received a diploma in Strategic Communications as well as ICAF’s Antonelli Award. Ms. Titus’s strong understanding of public and private sector interaction of the African continent, and breadth of political experience on the African continent, acted as testimony to her value to serve as an independent director of AFRAG PubCo.

Bisa Williams. Ms. Williams served on the AFRAG board of directors beginning in August 2021 and was appointed to our Board in connection with the closing of the Business Combination. Ambassador (ret) Bisa Williams co-founded Williams Strategy Advisors, LLC (WSA) with her brother, Paul T. Williams, Jr., in 2016. As managing director, she led WSA’s efforts to identify international and domestic clients seeking problem-solving advisory services. She also began providing pro-bono advisory services to the University of Chicago-affiliated NigerHeritage project to build a state-of-the-art dinosaur museum and cultural resource center in Niger. In 2017, Amb. Williams was contracted as Special Advisor on Mali by The Carter Center and charged with leading The Carter Center’s efforts as Independent Observer of Implementation of the Peace Agreement in Mali. She continues in that capacity to this day. She joined Yale University’s Jackson Institute for Global Affairs as Senior Fellow and Lecturer in 2020 teaching a graduate course on peacebuilding and continues in that capacity, as well. In addition, in 2021, the U.S. Department of State contracted Amb. Williams to serve as Senior Advisor on Africa for the U.S. Mission to the United Nations. She chairs the Board of Directors of Health & Development International (HDI), a not-for-profit development NGO which works in Africa, and is a Trustee on the Board of World Learning, a not-for-profit NGO focused on education, development, and international exchange. For most of her career, Ambassador Williams was a career member of the Foreign Service of the U.S. Department of State, serving tours in Guinea, Panama, Mauritius, Niger, France, the US Mission to the UN (NY), and Washington, DC, including two years at the National Security Council of The White House. As Acting Deputy Assistant Secretary of State for Western Hemisphere Affairs, she led the U.S. delegation to talks in Havana, Cuba, ending a seven-year hiatus of high level direct discussions. Her accomplishments were recognized in LeoGrande/Kornbluh book “Back Channel to Cuba.” Appointed by President Barack Obama in 2010 as Ambassador to Niger, Ambassador Williams holds the distinction of being the first Department of State officer to be awarded the “Agency Seal Medal” from the Director of the Central Intelligence Agency for exceptional contributions to U.S. national security while serving as Ambassador. Immediately after her tour in Niger, she served as Deputy Assistant Secretary in the Bureau of African Affairs. Ambassador Williams retired from the Foreign Service in 2015, having received numerous Superior and Meritorious Honor Awards from the Department of State. Ambassador Williams has authored or co-authored articles for Foreign Affairs Magazine, Al Jazeera, and Air Mauritius Magazine and appeared on various TV, radio, podcast, and webinar programs. She holds a Master of Science degree in National Security Strategy from the National War College of the National Defense University in Washington, DC and a Master of Arts degree in Comparative Literature from the University of California, Los Angeles. She received her Bachelor of Arts degree cum laude from Yale University. Ambassador William’s deep political experience on the African continent, and life-time history of foreign service, philanthropy and commitment to social responsibility acted as testimony to her value to serve as an independent director of AFRAG PubCo.

Osman Ahmed. Mr. Ahmed has served as member of our Board since December 2023. Mr. Ahmed is a Managing Director and Head of Private Equity at 10X Capital. He has over 12 years of principal investment, advisory, and operating experience. Prior to joining 10X Capital, Mr. Ahmed was the CEO of Founder SPAC, a $321M special purpose acquisition company focused on digital transformation. Founder SPAC successfully completed its merger with Rubicon Technologies (NYSE: RBT) in August 2022. Previously, Mr. Ahmed was an investor at KCK Group, a private markets investor. He also served as CFO of Beehive Industries, a KCK Group Portfolio company. Mr. Ahmed previously has held roles at Volition Capital, Scale Venture Partners, and Stifel Financial (NYSE: SF). Throughout his career, Mr. Ahmed has executed leveraged buyout, special situations, and growth equity investments in technology, business services, industrials, and healthcare. Prior closed deals include: Harvest Food Distributors, Sherwood Food Distributors, Hibernia Networks (acquired by GTT), RingCentral (NYSE: RNG), TraceLink, Al Fakher Tobacco, Better.com (NASDAQ: BETR), and others. Mr. Ahmed holds a B.S. in Computer Science from the University of Southern California and an M.B.A. from the University of Chicago Booth School of Business. He currently sits on the board of directors of Rubicon Technologies (NYSE: RBT) and serves as the company’s lead independent director.

Executive Officers

Harry Green, Chief Financial Officer. Mr. Green served as the Chief Financial Officer of AFRAG since May 2021 and continued as our Chief Financial Officer following the Business Combination. Mr. Green has decades of experience on the buy-side on both private equity and hedge fund platforms, where he has focused primarily on control investments across multiple industries. He previously served as the Chief Financial Officer of African Discovery Group, Inc. (“OTC: AFDG”). Mr. Green also acts as a consultant to a fund which was raised to invest in minority depository institutions that primarily lend or facilitate lending to small businesses in low-and moderate-income areas or to low-and moderate-income individuals in order to promote community development, generate job growth and economic development. He assists the fund in establishing its back office operational and financial controls. Beginning in March of 2018, Mr. Green worked with Onset Capital Partners, an opportunistic merchant bank platform focused on advising and investing in companies, from startups to established companies, within various industries. From 2012 until February 2018, he served as a Senior Member of Houlihan Lokey’s Illiquid Financial Assets practice, where he focused on providing strategic advice for Fund Mergers and Acquisitions, non-core asset disposition and strategic fund raising. Prior to that, Mr. Green worked on various hedge fund and private equity platforms including Plainfield Asset Management (a $5.5 billion hedge fund platform), ArcherPoint Capital Management (a partnership-based private equity platform he co-founded) and Doughty Hanson & Co. (a multi-billion international private equity sponsor). He has previously served on the boards of Choice Payment Solutions, a privately owned fintech SAAS business focused on providing point of service financing solutions, Skylink Aviation Limited, a privately-held air logistics business; MTI Holdings, Inc., a high mix, low volume contract manufacturer; North American Membership Group, the world’s largest lifestyle affinity membership organization; Dunlop Standard Aerospace Group, an integrated supplier of aftermarket parts and services to the aerospace and defense industry; PQS Acquisition Corp, North American business of FL Group, the largest independent blender and distributor of automotive lubricants; Knowles Electronics Holdings, Inc., a leading international manufacturer of technologically advanced products in micro-acoustics; and Tumi Inc., a leading, high-end luggage and business accessory brand amongst others. Mr. Green holds a Bachelor of Commerce and a postgraduate honors degree in Financial Accounting from the University of Witwatersrand in Johannesburg, South Africa, and an MBA from The Wharton School at the University of Pennsylvania.

Other Officers

The following are brief biographies describing the backgrounds of certain non-executive officers that we believe provide key services to our business.

Kiran Peethambaran Shylaja, Chief Technical Officer, Mr. Shylaja has over 15 years of experience in the field of plant tissue culture, specializing in horticulture and floriculture crops. Most recently, he has built and managed commercial high-tech tissue culture labs with the capacity to produce 7 to 10 million plants seedlings annually with 150 to 200 professional staff and has experience in large-scale farming, greenhouse production, and research and development. He has worked extensively in India and Africa serving as the former technical advisor at the Mekkele Institute of Technology, Ethiopia in the plant tissue culture and greenhouse division, where he played a vital role in producing 22 million sugar cane tissue culture plantlets to the Ethiopian sugar corporation in Addis Ababa. He has also held leading positions with well-known agriculture biotech companies in India and the Netherlands. His last 5-year tenure was with the subsidiary company of C Change Group LLC, USA where he served as the Chief Operating Officer of FAIM Africa LTD, Rwanda starting from January 2016 and then he served as the Chief Executive Officer of C Change Africa, Mauritius (a subsidiary company of C Change Group LLC) with agriculture operations in Rwanda, DR Congo, Burundi, etc. starting from May 2018 until February 2021. He earned a Master of Science (MSc) degree in Biotechnology from Bharathidasan University, India, and his MBA is in international business from Annamalai University in India.

Edward Meiring, Chief Operating Officer. Mr. Meiring holds over 30 years of experience in the farming sector and as an Agricultural Specialist. He has produced numerous crops including tobacco, wheat and maize, serving previously as chairperson of a tobacco farmers study group of South Africa. For 14 years, he ran farming operations for Woolworths South Africa, supplying multinational conglomerates, including Woolworths South Africa, Marks and Spencer and Sainsbury’s with fresh produce. In 1996, Mr. Meiring introduced iceberg lettuce into the South African market. His agricultural projects on the African continent include the South African Government Department Rural Development and Land Reform; planning phase for sugarcane production in the Lavumisa area, Swaziland; feasibility studies in conjunction with the Dutch government on the agricultural opportunity in 4 countries (Botswana, Zambia, Kenya and Angola); in the Solwezi area in Zambia to production of bamboo sugarcane and pongamia (diesel tree); in Congo-Brazzaville, the identification of 50,000 hectares of arable land in the Niara valley close to Dolisi; in Sierra Leone the identification and mapping of 70,000 hectares over several kingdoms in the Mayomba district earmarked for agriculture development. He also acted as Project Director for the development of 124,000 hectare in Nigeria exclusively for agricultural use. In cattle farming and game breeding, he has been involved in the farming of cattle (beef) and game breeding since 1998 consulting South African farmers. Mr. Meiring holds a Bachelor of Science (BSc) degree in Agriculture and a Plant Production degree from the University of Pretoria, having studied courses on Sustainable and Biological Farming under Doctor Graham Said (Australia). He holds numerous international accreditations (Hazard Analysis and Critical Control Point, EurepGAP and GLOBALG.A.P.) on sustainable farming and manufacturing of high-quality compost from University of Stellenbosch.

Role of Board in Risk Oversight

The AAGR Board has extensive involvement in the oversight of our risk management process and accomplishes this oversight through the regular reporting to the AAGR Board by the audit committee. The audit committee represents the AAGR Board by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the surveillance of administrative and financial controls and our compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee will review and discuss all significant areas of our business and summarize for the AAGR Board all areas of risk and the appropriate mitigating factors. In addition, the AAGR Board will receive periodic detailed operating performance reviews from management.

Board Composition

Our business and affairs are managed under the direction of the Board, which consists of Michael Rhodes, Orim Graves, Ambassador Modest Jonathan Mero, Russell Read, Daphne Michelle Titus, Bisa Williams and Osman Ahmed. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to our management. The Board meets on a regular basis and additionally as required.

In accordance with the terms of our Charter, the Board is divided into three classes, Class I, Class II and Class III, with, only one class of directors being elected in each year and each class serving a three-year term. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Ambassador Modest Jonathan Mero and Daphne Michelle Titus were appointed to serve as Class I directors, with a term expiring at the Company’s first annual meeting of stockholders following the Closing; Russell Read and Orim Graves were appointed to serve as Class II directors, with terms expiring at the Company’s second annual meeting of stockholders following the Closing; and Ambassador Bisa Williams, Osman Ahmed and Michael Rhodes were appointed to serve as Class III directors, with terms expiring at the Company’s third annual meeting of stockholders following the Closing.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified, or their earlier resignation, removal, retirement or death. This classification of the Board may have the effect of delaying or preventing changes in our control or management.

Independence of the Board of Directors

Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of Nasdaq. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of Nasdaq.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (a) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (b) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of Nasdaq the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to:

(i)	the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and

(ii)	whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board determined that Orim Graves, Ambassador Modest Mero, Russell Read, Bisa Williams, Osman Ahmed and Daphne Titus are considered “independent directors” as defined under the listing requirements and rules of Nasdaq and the applicable rules of the Exchange Act.

Board Committees

The standing committees of our Board consist of an audit committee, a compensation committee and a nominating and corporate governance committee. Our Board may, from time to time, establish other committees.

Our president and chief executive officer and other executive officers regularly report to the non-executive directors and the audit, the compensation and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of our Board provides appropriate risk oversight. Copies of the charters for each committee are available on the investor relations portion of our website.

Audit Committee

Our audit committee consists of Orim Graves, who serves as the chairperson, Russell Read and Daphne Titus. Each of the members of our audit committee satisfies the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and rules of Nasdaq.

Our Board determined that Orim Graves qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, our Board considered Mr. Graves’s formal education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically will meet privately with our audit committee.

The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our Board to (A) oversee: (i) audits of the financial statements; (ii) the integrity of our financial statements; (iii) processes relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; (iv) the qualifications, engagement, compensation, independence and performance of our independent auditor, and the auditor’s conduct of the annual audit of our financial statements and any other services provided to us; (v) the performance of our internal audit function, if any; and (B) produce the annual report of the committee required by the rules of the SEC.

Compensation Committee

Our compensation committee consists of Osman Ahmed, who serves as the chairperson, Modest Mero and Daphne Titus. Each of the members of the compensation committee meet the requirements for independence under the under the applicable rules and regulations of the SEC and rules of Nasdaq.

The purpose of the compensation committee is to assist our Board to (A) carry out our Board’s overall responsibility relating to organizational strength and executive compensation; (B) assist our Board in overseeing our employee compensation policies and practices, including (i) determining and approving the compensation of our Chief Executive Officer and other executive officers, and (ii) reviewing and approving incentive compensation and equity compensation policies and programs, and exercising discretion in the administration of such programs; and (C) produce the annual report of the committee required by the rules of the SEC.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Russell Read, who serves as the chairperson, Bisa Williams and Orim Graves. Each of the members of the nominating and corporate governance committee meet the requirements for independence under the applicable rules and regulations of the SEC and rules of Nasdaq.

The purpose of the nominating and corporate governance committee is to assist our Board to (i) identify and screen individuals qualified to serve as directors and recommend to our Board candidates for nomination for election at the annual meeting of stockholders or to fill Board vacancies; (ii) develop, recommend to our Board and review our Corporate Governance Guidelines; (iii) coordinate and oversee self-evaluations of our Board, its committees, individual directors and management in our governance; (iv) review and approve, if appropriate, any related person transactions and other potential significant conflicts of interest; and (v) review on a regular basis our overall corporate governance and recommend improvements for approval by our Board where appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during fiscal year 2023, or at any other time, one of our officers or employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our compensation committee.

Summary Compensation Table

The following table sets forth the information concerning the compensation of our named executive officers for our fiscal year ended December 31, 2023.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)		Other Compensation ($)		Total ($)
Alan Kessler – Former Chief Executive Officer	2023	—	(2)	26,619,680	(3)	45,000	(4)	$26,664,680
Harry Green – Chief Financial Officer	2023	—		15,971,800		30,000	(5)	$16,001,800

(1)	The amounts reported in this column represent the aggregate grant date fair value of RSUs awarded to the named executive officers in 2023, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service-vesting conditions. These amounts do not reflect the actual economic value that may be realized from such awards.

(2)	Mr. Kessler served as our Chief Executive Officer and Executive Chairman from December 6, 2023 through January 30, 2024 pursuant to the terms of that certain Amended and Restated Advisor Agreement, dated May 21, 2022 (the “Advisor Agreement”), by and between AFRAG and African Discovery Group, Inc. (“AFDG”). Mr. Kessler was not an employee of AFRAG and did not receive any direct compensatory payments or equity issuances from AFRAG. Mr. Kessler is the Chief Executive Officer and majority stockholder of AFDG and, as such, has an indirect interest in any payments or equity issuances made by AFRAG to AFDG. Pursuant to that certain Resignation and General Release Agreement, dated April 8, 2024, by and between the Company, Mr. Kessler, AFDG and AFRAG, AFDG and Mr. Kessler agreed to permanently waive all claims to any unpaid wages, bonuses, commissions or other compensation arising prior to the execution of such agreement in consideration for the right to receive a one-time payment of $330,000 upon the earlier to occur of (i) the date Company achieves a capital raise of at least $5,000,000 in a single transaction or series of related transactions following, or (ii) December 31, 2024; provided, that, the Board may elect, in its sole discretion, (x) to pay such amount in installments, so long as it is paid in full no later than such deadline, and/or (y) to pay all or any portion of such amount in the form of shares of common stock of the Company having a fair market value equal to the value of the portion of the $330,000 payment so elected to be paid in common stock, as determined by the Board based on the closing share price of the Company’s common stock on the applicable payment date.

(3)	Represents RSUs awarded to Mr. Kessler pursuant to the terms of the 2022 Plan.

(4)	In 2023, AFDG received aggregate fees of $45,000.

(5)	In 2023, prior to the closing of the Business Combination, AFRAG determined to compensate Mr. Green as a contractor as he was not expected to devote his full working time to AFRAG. Mr. Green agreed to permanently waive all claims to any unpaid wages, bonuses, commissions or other compensation arising prior to the consummation of the Business Transaction in consideration for the right to receive a one-time retention bonus of $400,000 on or prior to August 31, 2024, subject to Mr. Green’s continued employment with AFRAG. As a contractor, Mr. Green received $30,000 in cash compensation during 2023.

Narrative Disclosure to the Summary Compensation Table

2023 Base Salary

Mr. Kessler served as the Company’s Chief Executive Officer and Executive Chairman pursuant to the terms of the Advisor Agreement. Mr. Kessler was not an employee of AFRAG and did not receive any direct compensatory payments or equity issuances from AFRAG. Mr. Kessler is the Chief Executive Officer and majority stockholder of AFDG and, as such, has an indirect interest in any payments or equity issuances made by AFRAG to AFDG. Pursuant to that certain Resignation and General Release Agreement, dated April 8, 2024, by and between the Company, Mr. Kessler, AFDG and AFRAG, AFDG and Mr. Kessler agreed to permanently waive all claims to any unpaid wages, bonuses, commissions or other compensation arising prior to the execution of such agreement in consideration for the right to receive a one-time payment of $330,000 upon the earlier to occur of (i) the date Company achieves a capital raise of at least $5,000,000 in a single transaction or series of related transactions following, or (ii) December 31, 2024; provided, that, the Board may elect, in its sole discretion, (x) to pay such amount in installments, so long as it is paid in full no later than such deadline, and/or (y) to pay all or any portion of such amount in the form of shares of common stock of the Company having a fair market value equal to the value of the portion of the $330,000 payment so elected to be paid in common stock, as determined by the Board based on the closing share price of the Company’s common stock on the applicable payment date. In 2023, AFDG received $45,000 in fees related to the provision of Mr. Kessler’s services pursuant to the terms of the Advisor Agreement.

We entered into an Amended and Restated Employment Agreement with Mr. Green, effective as of May 21, 2022 (the “Employment Agreement”). Pursuant to terms of the Employment Agreement, Mr. Green is entitled to a base salary of $240,000. However, we subsequently determined that Mr. Green would be more appropriately classified as an independent contractor based on the nature of his services and the fact that he was not expected to devote his full working time to AFRAG prior to the Closing of the Business Combination. Pursuant to that certain Retention Bonus and Release Agreement, dated November 27, 2023, by and between Mr. Green and AFRAG (the “Green Release Agreement”), Mr. Green agreed to permanently waive all claims to any unpaid wages, bonuses, commissions or other compensation arising prior to the consummation of the Business Transaction, in consideration for the right to receive a one-time transaction bonus of $400,000 on or prior to August 31, 2024, subject to Mr. Green’s continued employment with AFRAG through such date In 2023, Mr. Green received $30,000 in fees for his services as an independent contractor.

2023 Bonuses

We entered into the Green Release Agreement, as amended, pursuant to which Mr. Green is entitled to receive a $400,000 retention bonus, payable no later than August 21, 2024 subject to his continued employment through the payment date.

No bonuses were otherwise paid to our named executive officers in 2023.

2022 Plan

The African Agriculture, Inc. 2022 Incentive Plan (the “2022 Plan”) became effective on November 1, 2022 and will expire upon termination by our Board or after ten years from the effective date. We will not grant any additional awards under the 2022 Plan.

The 2022 Plan permits the grant of non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), other stock-based awards, other cash-based awards and dividend equivalents to eligible participants. The maximum number of shares of common stock available for issuance under the 2022 Plan is 2,881,727 shares. Shares of common stock underlying an award that is (i) withheld in connection with the exercise of such award, (ii) withheld to satisfy tax or deduction liabilities arising from the award or (iii) forfeited, cancelled, expire unexercised or settled in cash will again become available for issuance under the 2022 Plan. Our Board has the authority to amend, alter, suspend, discontinue or terminate the 2022 Plan or any portion thereof, provided that no such action may be taken without stockholder approval if the approval is necessary to comply with a tax or regulatory requirement or other applicable law for which the administrator of the 2022 Plan deems it necessary or desirable to comply. Any amendment that would adversely and materially affect a participant’s rights under any award shall not be effective without such participant’s consent.

2023 Plan

The 2023 Plan became effective as of December 6, 2023 and has a term of not more than ten years, and no further awards may be granted under the 2023 Plan after that date. Under the 2023 Plan, we are authorized to grant cash and equity incentive awards to certain eligible service providers in order to attract, motivate and retain the talent for which we compete.

Purpose of the 2023 Plan

The purpose of the 2023 Plan is to provide a means through which we and our affiliates may attract and retain key personnel and to provide a means whereby certain directors, officers, employees, consultants and advisors (and certain prospective directors, officers, employees, consultants, and advisors) can acquire and maintain an equity interest, or be paid incentive compensation, which may be measured by reference to the value of the Common Stock, thereby strengthening their commitment to our and our affiliates’ welfare and aligning their interests with those of our stockholders.

Material Terms of the 2023 Plan

Administration. The Compensation Committee administers the 2023 Plan. To the extent required to comply with the provisions of Rule 16b-3 promulgated under the Exchange Act, it is intended that each member of the Compensation Committee will, at the time it takes any action with respect to an award under the 2023 Plan, be an “eligible director” within the meaning of Rule 16b-3 of the Exchange Act. The Compensation Committee generally has the authority to designate participants, determine the type or types of awards to be granted to a participant, determine the terms and conditions of any agreements evidencing any awards granted under the 2023 Plan, accelerate the vesting or exercisability of, payment for or lapse of restrictions on, awards, modify any performance criteria and/or periods and to adopt, alter and repeal rules, guidelines and practices relating to the 2023 Plan. The Compensation Committee has full discretion to administer and interpret the 2023 Plan and to make any other determinations and/or take any other action that it deems necessary or desirable for the administration of the 2023 Plan, and any such determinations or actions taken by the Compensation Committee shall be final, conclusive and binding upon all persons and entities. The Compensation Committee may delegate to one or more or any affiliate the authority to act on behalf of the Compensation Committee with respect to any matter, right, obligation or election that is the responsibility of or that is allocated to the Compensation Committee in the 2023 Plan and that may be so delegated as a matter of law, except for grants of awards to persons subject to Section 16 of the Exchange Act. Notwithstanding any other provision of the 2023 Plan to the contrary, awards granted to non-employee directors shall be administered by the full Board, and any authority reserved under the 2023 Plan for the Compensation Committee with regard to awards granted to non-employee directors shall be exercised by the full Board.

Eligibility. Certain employees, directors, advisors or consultants, or prospective employees, directors, or consultants who have accepted offers of employment or consultancy, of us or our affiliates are eligible to participate in the 2023 Plan.

Number of Shares Authorized. The 2023 Plan makes available a maximum number of 5,786,685 shares of Common Stock; provided that the total number of shares that will be reserved, and that may be issued, under the 2023 Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2025 and ending with calendar year 2029, by a number of shares equal to 1% of the total outstanding shares of Common Stock on the last day of the prior calendar year. Notwithstanding the foregoing, our Board may act prior to January 1st of a given year to provide that there will be no such increase in the share reserve for such year or that the increase in the share reserve for such year will be a lesser number of shares than would otherwise occur pursuant to the preceding sentence. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options (“ISOs”) granted under the 2023 Plan, will be limited in an amount as yet to be determined. The maximum aggregate value on the date of grant for awards (in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or any successor thereto) paid to any non-employee director pursuant to the 2023 Plan, when taken together with any cash fees paid to such non-employee director in respect of his service as a non-employee director, during any fiscal year may not exceed a total value of $500,000, provided that the non-employee directors who are considered independent (under the rules of the Nasdaq Stock Market or other securities exchange on which the shares of Common Stock are traded) may make exceptions to this limit for a non-executive chair of our Board, if any, in which case the non-employee director receiving such additional compensation may not participate in the decision to award such compensation. Shares of Common Stock underlying awards under the 2023 Plan that are tendered or withheld to exercise awards or to satisfy tax liabilities arising from awards or that are forfeited, canceled, expire unexercised or are settled in cash will be available again for issuance as new awards under the 2023 Plan but will count against the maximum number of shares that may be issued upon the exercise of ISOs. If there is any change in our corporate capitalization, the Compensation Committee in its sole discretion may make substitutions or adjustments to the number of shares of Common Stock reserved for issuance under the 2023 Plan, the number of shares of Common Stock covered by awards then outstanding under the 2023 Plan, the limitations on awards under the 2023 Plan, the exercise price of outstanding options and such other equitable substitutions or adjustments as it may determine appropriate.

Awards Available for Grant. The Compensation Committee may grant awards of nonqualified stock options, ISOs, stock appreciation rights (“SARs”), restricted stock, restricted stock units, other stock-based awards, other cash-based awards, and dividend equivalents, or any combination of the foregoing.

Options. The Compensation Committee are authorized to grant options to purchase shares of Common Stock that are either “qualified,” meaning they are intended to satisfy the requirements of Section 422 of the Code for ISOs, or “nonqualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the 2023 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation Committee and specified in the applicable award agreement. In general, the exercise price per share of Common Stock for each option granted under the 2023 Plan will not be less than the fair market value of such share at the time of grant or, for purposes of ISOs, if granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all of our classes of stock, or of any parent or subsidiary (a “10% Stockholder”), less than 110% of the fair market value of such share at the time of grant. The maximum term of an option granted under the 2023 Plan will be ten years from the date of grant (or five years in the case of ISOs granted to a 10% Stockholder). However, if the option would expire at a time when the exercise of the option by means of a cashless exercise or net exercise method (to the extent such method is otherwise then permitted by the Compensation Committee for purposes of payment of the exercise price and/or applicable withholding taxes) would violate applicable securities laws or any securities trading policy adopted by us, the expiration date applicable to the option will be automatically extended to a date that is thirty (30) calendar days following the date such cashless exercise or net exercise would no longer violate applicable securities laws or applicable securities trading policy (so long as such extension does not violate Section 409A of the Code), but not later than the expiration of the original exercise period. Payment in respect of the exercise of an option may be made in cash, by check or other cash equivalent, by surrender of unrestricted shares (at their fair market value on the date of exercise) that have been held by the participant for any period deemed necessary by our accountants to avoid an additional compensation charge or have been purchased on the open market, or the Compensation Committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism, a net exercise method, the surrender of other property having a fair market value on the date of exercise equal to the exercise price or by such other method as the Compensation Committee may determine to be appropriate and in accordance with applicable law.

Stock Appreciation Rights. The Compensation Committee is authorized to award SARs under the 2023 Plan. SARs will be subject to the terms and conditions established by the Compensation Committee and to such other conditions not inconsistent with the 2023 Plan as may be reflected in the applicable award agreement. A SAR is a contractual right that allows a participant to receive, either in the form of cash, shares of Common Stock or any combination of cash and shares of Common Stock, the appreciation, if any, in the value of a common share over a certain period of time. An option granted under the 2023 Plan may include SARs, and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option will be subject to terms similar to the option corresponding to such SARs. The exercise price of SARs cannot be less than 100% of the fair market value of a share of Common Stock at the time of grant.

Restricted Stock. The Compensation Committee is authorized to award restricted stock under the 2023 Plan. Each award of restricted stock will be subject to the terms and conditions established by the Compensation Committee, including any dividend or voting rights. Restricted stock awards are shares of Common Stock that generally are non-transferable and subject to other restrictions determined by the Compensation Committee for a specified period. Unless the Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the restricted period, then any unvested restricted stock will be forfeited. Dividends, if any, that may have been withheld by the Compensation Committee will be distributed to the participant in cash or, at the sole discretion of the Compensation Committee, in shares of Common Stock having a fair market value equal to the amount of such dividends, upon the release of any applicable restrictions, and if the applicable share is forfeited, the participant will have no right to such dividends (except as otherwise provided in the applicable award agreement).

Restricted Stock Unit Awards. The Compensation Committee is authorized to award restricted stock unit awards under the 2023 Plan. The Compensation Committee will determine the terms of such restricted stock unit awards, including any dividend rights. Restricted stock units are an unfunded and unsecured promise to deliver shares of Common Stock, cash, other securities or other property, subject to certain performance or time-based restrictions for a specified restricted period. Unless the Compensation Committee determines otherwise or specifies otherwise in an award agreement, if the participant terminates employment or services during the period of time over which all or a portion of the units are to vest, then any unvested units will be forfeited.

Other Stock-Based Awards. The Compensation Committee may grant to participants other stock-based awards under the 2023 Plan, which are valued in whole or in part by reference to, or otherwise based on, shares of Common Stock. The form of any other stock-based awards will be determined by the Compensation Committee and may include a grant or sale of unrestricted shares of Common Stock. The number of shares of Common Stock related to other stock-based awards and the terms and conditions, including vesting conditions, of such other stock-based awards will be determined by the Compensation Committee when the award is made. Other stock-based awards will be paid in cash, shares of Common Stock, or a combination of cash and shares, as determined by the Compensation Committee, and the Compensation Committee will determine the effect of a termination of employment or service on a participant’s other stock-based awards.

Other Cash-Based Awards. The Compensation Committee may grant to participants a cash award that is not otherwise described by the terms of the 2023 Plan, including cash awarded as a bonus or upon the attainment of performance goals or otherwise as permitted under the 2023 Plan. The form, terms, and conditions, including vesting conditions, of any other cash-based awards will be established by the Compensation Committee when the award is made, and any other cash-based awards will be paid to participants in cash. The Compensation Committee will determine the effect of a termination of employment or service on a participant’s other cash-based awards.

Dividend Equivalents. The Compensation Committee may provide for the payment of dividend equivalents with respect to shares of Common Stock subject to an award, such as restricted stock units, but not on awards of stock options or SARs. However, no dividend equivalents will be paid prior to the issuance of stock. Dividend equivalents may be credited as of the dividend payment dates, during the period between the grant date and the date the award becomes payable or terminates or expires, as determined by the Compensation Committee; however, dividend equivalents will not be payable unless and until the issuance of shares underlying the award and will be subject to forfeiture to the same extent as the underlying award. Dividend equivalents may be paid in cash, shares of Common Stock, or converted to full-value awards, calculated and subject to such limitations and restrictions as the Compensation Committee may determine.

Transferability. Each award may be exercised during the participant’s lifetime only by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative and may not be otherwise assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution. The Compensation Committee, however, may permit awards (other than ISOs) to be transferred to family members, a trust for the benefit of such family members, a partnership or limited liability company whose partners or stockholders are the participant and his or her family members or anyone else approved by it.

Amendment and Termination. In general, our Board may amend, alter, suspend, discontinue, or terminate the 2023 Plan or any portion thereof at any time. However, stockholder approval may be required to be obtained for any amendment to the extent necessary to comply with applicable laws or other tax or regulatory requirements. No amendment, alteration, suspension, discontinuance or termination may materially and adversely affect the rights of any participant or any holder or beneficiary of any award without the consent of such participant, holder or beneficiary.

Change in Control. In the event of a “Change in Control” (as defined in the 2023 Plan), the Compensation Committee may adjust the number of shares of Common Stock or our other securities (or number and kind of other securities or other property) subject to an award, the exercise or strike price of an award, or any applicable performance measure, and may provide for the substitution or assumption of outstanding awards in a manner that substantially preserves the terms of such awards, the acceleration of the exercisability or lapse of restrictions applicable to outstanding awards and the cancellation of outstanding awards in exchange for the consideration received by our stockholders in connection with such Change in Control transaction.

Repricings. The Compensation Committee may, without approval of the stockholders, reduce the exercise price per share of outstanding stock options or SARs, or cancel outstanding stock options or SARs in exchange for cash, other awards or stock options or SARs with an exercise price per share that is less than the exercise price per share of the original stock options or SARs.

2023 Equity Grants

On November 26, 2023, we awarded Mr. Kessler 2,661,968 RSUs outside of the 2022 Plan, which fully vested as of April 8, 2024 pursuant to the terms of the Resignation and General Release Agreement.

On November 26, 2023, we also awarded Harry Green 1,597,180 RSUs under the 2022 Plan, which will vest as to 50% on January 6, 2025 and 50% on January 6, 2026. Pursuant to the terms of the restricted stock unit agreement, if Mr. Green is terminated by reason of death or “disability” or without “cause” or resigns for “good reason” (each as defined in the restricted stock unit agreement), any unvested RSUs will immediately vest upon termination. If Mr. Green is terminated for any other reason, the unvested RSUs will be immediately forfeited and cancelled upon such termination.

2023 Other Compensation

Alan Kessler served as our Chief Executive Officer from December 6, 2023 through January 31, 2024 pursuant to the terms of the Advisor Agreement. Mr. Kessler was not an employee and did not receive any direct compensatory payments or equity issuances from us. Mr. Kessler is the Chief Executive Officer and majority stockholder of AFDG and, as such, has an indirect interest in any payments or equity issuances made by us to AFDG. In 2023, AFDG received aggregate fees of $45,000 pursuant to the terms of the Advisor Agreement.

AFRAG determined that Mr. Green would be more appropriately classified as an independent contractor based on the nature of his services and the fact that he was not expected to devote his full working time to AFRAG prior to the Closing of the Business Combination. In 2023, Mr. Green received $30,000 in fees for his services as an independent contractor.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about outstanding equity awards for our named executive officers as of December 31, 2023:

	Stock Awards
Name	Number of Shares or Units of Stock That Have not Vested		Market Value of Shares or Units of Stock that Have Not Vested(3) ($)
Harry Green– award November 1, 2022	785,499	(1)	9,000,000
Harry Green – award November 26, 2023	1,597,180	(2)	15,971,800

(1)	The RSUs vest as to 25% on January 2, 2024 and 75% on March 1, 2024, subject to Mr. Green’s continued employment.
(2)	The RSUs vest as to 50% on January 6, 2025 and 50% on January 6, 2026, subject to Mr. Green’s continued employment.
(3)	Based on $10.00 per share, which is the value assigned to AFRAG’s common stock as of the grant award dates based upon a good faith valuation as determined by our Board.

Agreements with Named Executive Officers

Separation Agreement with Mr. Kessler

On April 8, 2024, we entered into a Resignation and General Release Agreement (the “Resignation Agreement”) by and among the Company, AFRAG, AFDG and Mr. Kessler. Pursuant to the Resignation Agreement, AFDG’s engagement with us terminated effective as April 8, 2024 (the “Resignation Date”), and Mr. Kessler resigned from his roles as both Executive Chairman of the Board and as a member of the Board also effective as of the Resignation Date. Mr. Kessler had previously resigned from his role as Chief Executive Officer of the Company on January 31, 2024. AFDG is entitled to the following benefits pursuant to the Resignation Agreement:

●	$330,000 payable in a single lump sum on the earlier to occur of (i) the date Company achieves a capital raise of at least $5,000,000 in a single transaction or series of related transactions following the Resignation Date, or (ii) December 31, 2024 (such earlier date, the “Deadline”); provided, that, the Board may elect, in its sole discretion, (x) to pay such amount in installments, so long as it is paid in full no later than the Deadline, and/or (y) to pay all or any portion of such amount to Mr. Kessler in his individual capacity by the Deadline in the form of shares of common stock of the Company having a fair market value equal to the value of the portion of the $330,000 payment so elected to be paid in common stock, as determined by the Board based on the closing share price of the Company’s common stock on the applicable payment date; and subject, in each case, to the Company’s ability to make such payment without jeopardizing the ability of the Company to continue as a going concern under Treasury Regulation Section 1.409A-1(b)(4)(ii);

●	vesting in full of all outstanding restricted stock units held by AFDG as of the Resignation Date; and

●	a general release of claims by the Company and AFRAG in favor of AFDG (with certain limited exceptions).

Mr. Kessler is entitled to the following benefits pursuant to the Resignation Agreement:

●	vesting in full of all outstanding restricted stock units held by Mr. Kessler as of the Resignation Date; and

●	a general release of claims by the Company and AFRAG in favor of Mr. Kessler (with certain limited exceptions).

In exchange for the payments and benefits to AFDG and Mr. Kessler, AFDGE and Mr. Kessler released the Company and AFRAG from any and all claims (with certain limited exceptions).

As the majority shareholder of AFDG, Mr. Kessler will benefit indirectly in connection with any salary, bonus or severance payments AFDG receives pursuant to the Resignation Agreement.

Mr. Kessler and AFDG are subject to a perpetual confidentiality and non-disparagement provisions.

Harry Green

AFRAG entered into an Employment Agreement with Mr. Green on May 21,2022 , pursuant to which Mr. Green serves as our Chief Financial Officer. The employment agreement contains a two-year term that automatically extends for up to two consecutive two-year periods (with the last automatic renewal expiring immediately prior to the sixth anniversary of the effective date), subject to a 60-day notice of non-renewal by either party. Mr. Green has an annual base salary of $240,000 and is eligible to receive an annual discretionary cash bonus.

Mr. Green is also eligible to participate in two bonus programs, whereby we will fund a (i) $25 million bonus pool in the event that we achieve a $2.5 billion average market capitalization during any 30-day period following the employment agreement effective date and (ii) $50 million bonus pool in the event that we achieve a $5.0 billion average market capitalization during any 60-day period following the employment agreement effective date. The Chief Executive Officer and majority shareholder will determine Mr. Green’s portion of such bonus pools, with payment of any such bonus subject to Mr. Green’s continuous employment on the bonus payment date.

Mr. Green was granted 785,499 RSUs on November 1, 2022, under the 2022 Plan, in full satisfaction and in lieu of the equity compensation terms in his Employment Agreement. In turn, the terms of the equity compensation in the Employment Agreement are no longer applicable. In addition, the Employment Agreement provides that the Company will grant restricted stock to Mr. Green. We obtained a release of claims in connection with the granting of RSUs instead of restricted stock.

Upon a termination of employment for any reason, Mr. Green is entitled to receive (i) any base salary earned but unpaid prior to the termination date, (ii) any earned but unpaid prior year annual bonus, and (iii) any authorized but unreimbursed business expenses; provided, that if he is terminated for “cause” (as defined in his Employment Agreement), he will not be eligible to receive the bonus payment in (ii). If Mr. Green resigns for “good reason” (as defined in his Employment Agreement) or is terminated without “cause”, he is also eligible to receive severance equal to twelve months of base salary continuation and COBRA continuation payments.

Mr. Green is subject to a perpetual confidentiality provision, and one-year post-termination of employment restrictions against competing and soliciting customers and employees.

Director Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Total ($)
Russell Read	60,000	384,022	444.022
Orim Graves	60,000	384,022	444.022
Daphne Michelle Titus	60,000	384,022	444.022
Ambassador Modest Jonathan Mero	60,000	384,022	444.022
Ambassador Bisa Williams	60,000	384,022	444.022

(1)	Stock awards consist solely of RSUs. All such awards vest as to 50% on January 6, 2025, and 50% on January 6, 2026. The amounts reported in this column represent the aggregate grant date fair value of the RSUs awarded to the non-employee directors in 2023, calculated in accordance with FASB ASC Topic 718.

Fee Arrangements

Each non-executive director is entitled to receive a monthly fee of $5,000 in consideration for their service on our Board of Directors. There is no written agreement with respect to such fees, and each director elected to defer payment of such fees.

Equity Grants

AFRAG awarded each of Orim Graves, Ambassador Jonathan Modest Mero, Russell Read, Ambassador Bisa Williams, and Daphne Michelle Titus (“RSU Grantees”) 38,402 RSUs under the 2022 Plan. Pursuant to the RSU Grantees’ respective restrictive stock unit agreements, the RSUs vest as 50% on January 6, 2025, and 50% on January 6, 2026. If an RSU Grantee is terminated by reason of death or “disability” or without “cause” or resigns for “good reason” (each as defined in the respective restricted stock unit agreement), any unvested RSUs of such RSU Grantee will immediately vest upon such termination. If an RSU Grantee is terminated for any other reason, such RSU Grantee’s respective unvested RSUs will be immediately forfeited and cancelled upon such termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of shares of our common stock by:

●	each person who is, or is expected to be, the beneficial owner of more than 5% of the outstanding shares of any series of our voting common stock;

●	each of our current executive officers and directors;

●	all executive officers and directors of the Company, as a group.

The beneficial ownership of common stock of the Company is based on 57,866,830 shares of common stock issued and outstanding as of April 26, 2024.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within sixty (60) days.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Directors and Executive Officers
Michael Rhodes	-	*
Harry Green(2)	787,422	1.3%
Russell Read(3)	46,414	*
Orim Graves(3)	46,414	*
Daphne Michelle Titus(3)	46,414	*
Ambassador Bisa Williams(3)	46,414	*
Osman Ahmed	-	-
Modest Jonathan Mero(3)	46,414	*
All directors and executive officers as a group (8 individuals)(4)	1,019,492	1.73%
Five Percent Holders
Global Commodities & Investments Ltd.(5)	28,080,047	48.5%
10X Capital SPAC Sponsor II LLC(6)	8,347,329	14.4%
ACM ARRT L LLC(7)	3,238,243	5.6%
Alan Kessler(8)	1,686,500	2.83%

*	Less than 1%

(1)	Unless otherwise noted, the business address of each of the entities, directors and executives in this table is 445 Park Avenue, Ninth Floor New York, NY 10022.

(2)	Consists of 1,923 shares of Common Stock held of record by Mr. Green and 785,499 shares of Common Stock issuable upon the settlement of RSUs vesting within 60 days of April 26, 2024.

(3)	Consists of shares of Common Stock issuable upon the settlement of RSUs vesting within 60 days of April 26, 2024.

(4)	Consists of (i) 1,923 shares of Common Stock and (ii) 1,017,569 shares of Common Stock issuable upon the settlement of RSUs vesting within 60 days of April 26, 2024.

(5)	Vasile Frank Timis is the majority owner of Global Commodities & Investments Ltd., and has voting and dispositive power with respect to the shares held by Global Commodities & Investments Ltd. The address of Mr. Timis and Global Commodities & Investments Ltd. is 90 North Church Street, 2nd Floor, George Town, Grand Cayman. Mr. Timis disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. The foregoing information is based on a Schedule 13D filed with the SEC on March 15, 2024 by Global Commodities & Investments Ltd.

(6)	Consists of (i) 8,195,663 shares of Common Stock and (ii) 151,666 shares of Common Stock underlying Warrants that are exercisable within 60 days of December 6, 2023 directly held by 10X Capital SPAC Sponsor II LLC (the “Sponsor”). The Sponsor is controlled by its manager, 10X Capital Advisors, LLC (the “Manager”). The Manager has the sole voting and dispositive power of the securities held by the Sponsor. Hans Thomas and David Weisburd are the managing members of the Manager and accordingly may be deemed to have beneficial ownership of securities reported herein. Each of Mr. Thomas and Mr. Weisburd disclaims any ownership of securities reported herein other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The Sponsor’s address is 1 World Trade Center, 85th Floor, New York, NY 10007. The foregoing information is based on a Schedule 13D/A filed with the SEC on December 11, 2023 by 10X Capital SPAC Sponsor II LLC.

(7)	Atalaya Capital Management LP has the power to vote and direct the disposition of all shares owned by ACM ARRT L LLC. The stockholder’s principal business address is One Rockefeller Plaza, 32nd Floor, New York, NY 10020. The foregoing information is based on a Schedule 13G/A filed with the SEC on February 14, 2024 by Global Commodities & Investments Ltd.

(8)	Consists of (i) 6,160 shares of Common Stock held of record by Mr. Kessler, (ii) 887,323 shares of Common Stock issuable to Mr. Kessler upon the settlement of vested RSUs, (iii) 763 shares of Common Stock held of record by Gillian Kessler, (iv) 6,755 shares of Common Stock held by African Discovery Group, Inc. (“ADG”), and (v) 785,499 shares of Common Stock issuable to ADG upon the settlement of vested RSUs. Mr. Kessler is the Chief Executive Officer and majority stock holder of ADG and has voting and dispositive power with respect to the shares owned by ADG. Gillian Kessler is Mr. Kessler’s wife. Mr. Kessler disclaims ownership of the shares held by ADG and his wife, except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of transactions since January 1, 2022 to which we, 10X II and AFRAG have been a participant, in which:

●	the amount involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation” or that were approved by our compensation committee.

10X II

Related Party Loans

On November 14, 2022, the Sponsor agreed to loan 10X II up to $800,000 pursuant to a promissory note (as amended and restated on November 14, 2022, the “New Note”). The New Note is non-interest bearing, unsecured and due at the earlier of the consummation of the Business Combination and the day prior to the date the Company must elect to liquidate and dissolve in accordance with the provisions of the Amended and Restated Memorandum and Articles of Association. On May 17, 2023, 10X II amended and restated the New Note and the Sponsor agreed to loan 10X II up to $2,500,000 pursuant to the second amended and restated promissory note. The amended and restated New Note bears no interest and is repayable in full upon the earlier of the consummation of the Business Combination and the day prior to the date 10X II elects to liquidate and dissolve in accordance with the provisions of the Amended and Restated Memorandum and Articles of Association (the “Maturity Date”). Up to $1,500,000 of the principal amount of the amended and restated New Note could also be converted into additional private placement-equivalent units, at a price of $10.00 per unit, at the option of the holder of the amended and restated New Note at any time on or prior to the Maturity Date. As of the closing of the Business Combination, approximately $2,063,654 remained outstanding under the New Note, of which (i) $395,000 was repaid out of the trust funds released in connection with the Business Combination and (ii) $29,465 was repaid from the proceeds received in connection with that certain OTC Equity Prepaid Forward Transaction with Vellar Opportunity Fund SPV LLC (the “Forward Purchase Agreement”).

Administrative Support Agreement

10X II entered into an agreement that provides that from August 10, 2021 through the earlier of consummation of an initial business combination and the liquidation, 10X II would pay the Sponsor $20,000 per month for office space and secretarial and administrative services provided to 10X II. 10X II ceased paying these monthly fees upon the consummation of a business combination.

In addition, the Sponsor, officers and directors, or their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on 10X II’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Amended and Restated Registration Rights Agreement

On August 10, 2021, 10X II entered into a registration rights agreement pursuant to which the Sponsor, Cantor and Anchor Investors and their permitted transferees, if any, are entitled to certain registration rights with respect to the private placement units, the securities issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares. At the Closing, AFRAG, the Sponsor and other holders of AFRAG Common Stock entered into the Amended and Restated Registration Rights Agreement, which superseded the registration rights agreement, and pursuant to which, among other things, the Sponsor and such holders were granted certain customary registration rights, demand rights and piggyback rights with respect to their respective shares of Common Stock.

AFRAG

Related Party Loans

On November 14, 2022, AFRAG issued an unsecured promissory note (as amended and restated on November 14, 2022, the “2022 Note”) to the Sponsor for an aggregate principal amount of up to $800,000 for working capital purposes (“Working Capital Loan”). The 2022 Note bore no interest and was repaid in full upon consummation of our initial Business Combination and from proceeds in connection with the Forward Purchase Agreement.

Monitor Power Systems

African Discovery Group, Inc. or AFDG, a company of which AFRAG’s former Chairman and CEO is a majority shareholder, has an agreement in place with Monitor Power Systems (“MPS”), for a 5-year term from May 2019 to provide power generation projects. MPS agreed to pay AFDG a fee of $0.002 per kilowatt hour for power that is actually generated and for which MPS actually receives revenue for the duration of the project. MPS is expected to build an independent power project using solar generation at LFT at a material discount to current tariff paid to Senelec, that is expected to boost consistency of power supply necessary for water irrigation, operations and processing.

Global Commodities

AFRAG entered into two unsecured, related party loans with its majority shareholder, Global Commodities. As of September, 2022, the total obligations under the first two related party loans were $16,130,513, all of which was converted into AFRAG equity on November 1, 2022. Following the conversion of the balances owed under the first two loans as of that date, Global Commodities provided an additional loan of $206,287 which is currently outstanding. The first loan agreement dated May 2021 did not contemplate any interest rate and had a 60-month rolling term following the creation of payables within each year. The second loan dated June 2021 had an interest rate of 0% and matured 12 months from the date of the agreement.

In February 2018 AFRAG issued a note in the principal amount for the Euro equivalent of $5,919,915 payable in connection with its acquisition of LFT. Global Commodities provided a payment guarantee to the selling stockholders in the LFT acquisition for the entire outstanding amount of the note payable. The note payable does not contemplate an interest rate. As of December 31, 2023, approximately $2,042,528 remained outstanding.

On October 31, 2022 AFRAG issued 380 shares of its common stock, or 1,373,647 shares following the 1-to-3,614.8601 split effective November 1, 2022, to Global Commodities in consideration for approximately $13.7 million of strategic services provided by Global Commodities. The services arrangement was not documented, but contemplated advice to our Board of Directors and executive officers, assistance with operational consulting, investor and strategic customer introductions and assistance with structuring and negotiating our agreement with the mayor and local governments of Ingall and Aderbissinat.

AFRAG Support Agreement

Global Commodities & Investments Ltd., our largest common stockholder and the majority holder of AFRAG common stock prior to the Business Combination, entered into a support agreement, dated as of November 3, 2022 (the “AFRAG Support Agreement”) with 10X II and AFRAG, pursuant to which Global Commodities & Investments Ltd. agreed to (i) vote at any meeting of the stockholders of AFRAG all shares of common stock of AFRAG held of record or thereafter acquired in favor of the Proposals, (ii) be bound by certain other covenants and agreements related to the Business Combination and (iii) be bound by certain transfer restrictions with respect to such securities, prior to the Closing of the Business Combination, in each case, on the terms and subject to the conditions set forth in the AFRAG Support Agreement.

Policies and Procedures for Related Person Transactions

Our Board adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of our officers or one of our directors;

●	any person who is known to be the beneficial owner of more than 5% of our voting stock;

●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than 5% of our voting stock; and

●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firms’ Fees

On December 12, 2023, the Board of Directors of the Company approved the dismissal of WithumSmith+Brown, PC (“Withum”) as the Company’s independent registered public accounting firm and approved the appointment of M&K CPAS, PLLC (“M&K”) as the Company’s new independent registered public accounting firm to perform independent audit and attestation services for the year ended December 31, 2023.

The following table provides information regarding the fees incurred to (i) Withum during the fiscal year ended December 31, 2022 and (ii) M&K during the fiscal year ended December 31, 2023. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees. The nature of the services provided in each category is described following the table.

	Fiscal Year Ended
	December 31, 2023*	December 31, 2022
Audit Fees(1)	55,368	114,467
Audit-Related Fees(2)	-	-
Tax Fees(3)	28,850	3,750
All Other Fees(4)	-	-
Total	84,218	118,217

*	Does not include amounts billed to us by Withum during the applicable period.

1.	Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

2.	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation concerning financial accounting and reporting standards.

3.	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

4.	All other fees consist of fees billed for all other services including permitted due diligence services related to the Business Combination.

All fees described above were pre-approved by the audit committee in accordance with applicable SEC requirements.

Pre-Approval Policies and Procedures of the Audit Committee

The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by M&K. The audit committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of M&K or on an individual case-by-case basis before M&K is engaged to provide a service. The audit committee has determined that the rendering of tax-related services by M&K in 2022 is compatible with maintaining the principal accountant’s independence for audit purposes. M&K has not been engaged to perform any non-audit services other than tax-related services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents were filed as part of the Original Filing:

1.	Financial Statements. We are not filing any financial statements with this Form 10-K/A because they were included in the Original Filing.

2.	Financial Statement Schedules. We are not filing any schedules with this Form 10-K/A, which were either appropriately omitted from the Original Filing or the information required to be presented in them was shown in the financial statements or related notes at Part II, Item 8 of the Original Filing.

3.	Exhibits. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Form 10-K/A and are incorporated herein by reference in response to this item.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002
104*	Cover Page Interactive Data File Cover Page Interactive Data File (embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2024	AFRICAN AGRICULTURE HOLDINGS INC.

	By:	/s/ Michael Rhodes
Chief Executive Officer