Form 10-Q
period 2024-03-31
African Agriculture Holdings Inc.
filed 2024-05-20
CIK 1848898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

AFRICAN AGRICULTURE HOLDINGS INC.

(Exact name of registrant as specified in its charter)

001-40722

(Commission File Number)

Delaware	98-1594494
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

445 Park Avenue, Ninth Floor

New York, New York 10022

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 745-1164

Not Applicable

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 14, 2024, there were 57,866,830 shares of the registrant’s common stock issued and outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AFRICAN AGRICULTURE, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited
	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$67,183	$2,787,909
Inventory - current	255,144	264,010
Prepaid expenses	817,701	1,074,418
Accounts receivable	37,427	10,796
Supplier advances	2,487,448	1,058,798
Other receivables	11,688	4,999
Total current assets	3,676,591	5,200,930

Long-term inventory	-	57,186
Property, plant, and equipment, net	2,722,843	2,069,687
Operating lease right-of-use asset	6,608,148	6,625,372
Intangible asset, net	4,398,803	4,427,806
Deposits	1,319	1,348
Total assets	$17,407,704	$18,382,329

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$10,509,305	$10,224,385
Accrued expenses	10,144,682	9,485,653
Deferred underwriting commission	7,000,000	7,000,000
Seller note payable - current	2,540,750	2,569,897
Operating lease liabilities - current	69,169	66,785
Other payables	135,870	186,675
Short term convertible notes	-	-
Short term debt	596,277	641,277
Related party payables - current	1,639,188	1,639,188
Total current liabilities	32,635,241	31,813,860

Non-current liabilities
Accrual for contingent liabilities	2,275,771	2,332,801
Operating lease liabilities, net of current	6,647,727	6,612,426
Related party payables	206,287	206,287
Total liabilities	$41,765,026	$40,965,374

Commitments and Contingencies
Shareholders' deficit:
Common stock; par value $0.0001, 300,000,000 shares authorized, 57,866,830 issued and outstanding at March 31, 2024 and December 31, 2023; Common stock; par value $0.0001, 70,000,000 shares authorized; Preferred stock 50,000,000 shares authorized, 0 issued and outstanding at March 31, 2024 and December 31, 2023	5,787	5,787
Additional paid-in-capital	72,024,024	61,127,301
Accumulated deficit	(96,283,981)	(83,620,383)
Accumulated other comprehensive loss	(103,152)	(95,750)
Total shareholders' deficit	(24,357,322)	(22,583,045)
		-
Total liabilities and shareholders' deficit	$17,407,704	$18,382,329

See accompanying notes to unaudited consolidated financial statements

AFRICAN AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2024	2023

Revenue
Sales	$344,913	$415,190
Cost of goods sold	316,928	277,422
Gross profit	27,985	137,768
Operating expenses:
Employee compensation	10,724,025	7,964,712
Professional fees	850,488	1,265,383
Operating lease expense	207,384	54,555
Insurance	246,068	-
Depreciation and amortization	85,822	87,685
Other operating expenses	530,341	132,336
Total operating expenses	12,644,128	9,504,671
Loss from operations	(12,616,143)	(9,366,903)

Other (income) expenses:
Foreign currency exchange (gain) loss	(54,584)	36,737
Interest expense - related party	36,160	3,099
Interest expense - other	66,042	197,776
Other income	(163)	(763)
Total other expense	47,455	236,849

Loss before provision for income tax	(12,663,598)	(9,603,752)

Provision for income tax	-	-

Net loss	$(12,663,598)	$(9,603,752)

Loss per share	$(0.22)	$(0.28)

See accompanying notes to unaudited consolidated financial statements

AFRICAN AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the three months ended March 31,
	2024	2023
Comprehensive loss
Net loss	$(12,663,598)	$(9,603,752)
Foreign currency translation adjustment	(7,402)	(8,757)
Total comprehensive loss	$(12,671,000)	$(9,612,509)

See accompanying notes to unaudited consolidated financial statements

AFRICAN AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

					Accumulated
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance, January 1, 2023	34,161,949	$3,416	$36,868,070	$(40,558,626)	$(59,292)	$(3,746,432)
Foreign currency translation	-	-	-	-	(8,757)	(8,757)
Imputed interest expense on shareholder loan	-	-	3,099	-	-	3,099
Share based compensation	-	-	7,983,014	-	-	7,983,014
Net loss	-	-	-	(9,603,752)	-	(9,603,752)
Balance, March 31, 2023	34,161,949	$3,416	$44,854,183	$(50,162,378)	$(68,049)	$(5,372,828)

Balance, January 1, 2024	57,866,830	5,787	61,127,301	(83,620,383)	(95,750)	(22,583,045)
Foreign currency translation	-	-	-	-	(7,402)	(7,402)
Imputed interest expense on shareholder loan	-	-	36,160	-	-	36,160
Cash settled RSUs			(1,125)			(1,125)
Share based compensation	-	-	10,861,688	-	-	10,861,688
Net loss	-	-	-	(12,663,598)	-	(12,663,598)
Balance, March 31, 2024	57,866,830	$5,787	$72,024,024	$(96,283,981)	$(103,152)	$(24,357,322)

See accompanying notes to unaudited consolidated financial statements

AFRICAN AGRICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(12,663,598)	$(9,603,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,819	58,682
Amortization	29,003	29,003
Share based compensation	10,860,563	7,983,014
Foreign currency exchange (gain) loss	(54,584)	36,737
Non-cash interest expense	102,202	200,875
Non-cash lease expense	207,384	54,555
Changes in operating assets and liabilities:
Inventory	59,025	64,334
Prepaid expenses	256,717	48,147
Accounts receivable	(26,939)	1,154
Other receivable	(1,462,197)	11,117
Accounts payable	311,169	403,910
Accrued expenses	473,795	89,889
Accrual for contingent liabilities	(4,948)	-
Other payables	(46,752)	(21,630)
Net cash used in operating activities	(1,902,341)	(643,965)

Cash flows from investing activities:
Property, plant, and equipment purchases	(757,928)	(4,106)
Net cash used in investing activities	(757,928)	(4,106)

Cash flows from financing activities:
Proceeds from related party payables	-	60,204
Proceeds of debt issuance	-	575,000
Debt repaid	(45,000)	-
Net cash (used in) provided by financing activities	(45,000)	635,204

Effect of exchange rate changes on cash	(15,457)	2,918

Net decrease in cash and cash equivalents	(2,720,726)	(9,949)
Cash and cash equivalents at beginning of period	2,787,909	10,058
Cash and cash equivalents at end of period	$67,183	$109
Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to unaudited consolidated financial statements

AFRICAN AGRICULTURE HOLDINGS INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

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

Business combination and Organization

On December 6, 2023, (the “Closing Date”), African Agriculture Holdings Inc. (f/k/a 10X Capital Venture Acquisition Corp. II) consummated the previously-announced transactions (collectively, the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, that was initially signed on November 2, 2022, whereby 10X II entered into an Agreement and Plan of Merger (the “AA Merger Agreement”) with 10X AA Merger Sub, Inc., a Delaware corporation and the wholly-owned subsidiary of 10X II (the “AA Merger Sub”) and AFRAG. Pursuant to the AA Merger Agreement, 10X II changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). Following the Domestication, AA Merger Sub merged with and into AFRAG (the “Merger”), with AFRAG surviving the Merger as 10X II’s wholly-owned subsidiary. In connection with the Domestication, 10X Capital Venture Acquisition Corp. II changed its name to “African Agriculture Holdings Inc.”. The Company now trades on the Nasdaq exchange under the ticker “AAGR”.

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

During the three months ended March 31, 2024, the Company incurred a net loss of approximately $12.7 million and used cash in continuing operations of $1.9 million. The Company’s operations have historically been financed principally by loans from its majority shareholder, Global Commodities and Investments Limited, a Cayman Islands registered limited liability company (“Global Commodities”), sales of unneeded fixed assets from the prior ownership, various convertible and short-term debt instruments issued by the Company as well as the sale of alfalfa, which began during the second quarter of 2022.

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

On a go-forward basis the primary sources of liquidity are expected to be cash from operations, potential capital raises, grants and debt financing if available and deemed in the best interests of the Company and its shareholders. The Company’s liquidity requirements are to expand development of alfalfa production, finance current operations, meet financial commitments, fund organic growth, and service debt, if outside debt financing is obtained. The liquidity requirements will fluctuate with the level and pace of expansion of the acreage being planted, harvested and sold, the effects of the timing between the settlement of payables and receivables, and our general working capital needs for ongoing operations. Estimating liquidity requirements is highly dependent on farming yields, then-current market conditions, including selling prices, costs of all farming inputs, market volatility and our then existing capital structure and requirements. It is anticipated that once the Company has fully developed the Senegal property it will have sufficient resources to fund the ongoing operations of the Company.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the entities whose functional currencies are the CFA, results of operations and cash flows are translated at average exchange rates during the period (1 CFA=$0.001649 for the three months ended March 31, 2024), assets and liabilities are translated at the current exchange rate at the end of the period (1 CFA=$0.001645 at March 31, 2024), and equity is translated at blended historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income. Transaction gains and losses are reflected in the consolidated statements of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in bank accounts, cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. As of March 31, 2024 cash balances were held at JP Morgan Chase and Fidelity Brokerage Service, LLC and in various banks in Senegal and Niger. There were no cash equivalents at March 31, 2024.

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

The Company capitalizes operating leases on its Consolidated Balance Sheets through a Right-of-Use (“ROU”) asset and a corresponding lease liability. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the operating lease. Operating lease ROU assets and obligations are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term utilizing an interest rate that the Company would have incurred to borrow over a similar term the funds necessary to purchase the leased asset. Operating leases are included in “Operating lease right-of-use assets, net,” “Current portion of operating lease liabilities,” and “Non-current operating lease liabilities” in the Company’s Consolidated Balance Sheet as of March 31, 2024. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

For additional information regarding the Company’s leases, see Note 6 - Leases.

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

Intangible Asset

The intangible asset consists of a land use right of 20,000 hectares provided by way of a Senegal Presidential decree. The value of the intangible was established based on its estimated fair value at the time of the asset purchase of LFT by Agro Industries in 2018. Amortization of the intangible asset is calculated on a straight-line basis over the remaining term of the decree, which at the time of the purchase had 44 years of a 50-year term remaining. As of March 31, 2024, approximately 38 years remain under this decree. Refer to Note 7 for further discussion.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There was no impairment charge for the three months ended March 31, 2024.

Fair Value of Financial Instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.

The three levels are defined as follows:

Level 1 -	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 -	inputs to the valuation methodology are unobservable and significant to the fair value.

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

The Company’s payment terms vary by the type and location of its customers. The Company receives cash equal to the invoice amount for its product sales, and if credit is provided, payment terms typically range from 30 to 90 days from the date the Company invoices a customer. Since the period between the delivery of the Company’s products and the Company’s receipt of customer payment for these products and services is not expected to exceed one year, the Company has elected not to calculate or disclose a financing component for its customer contracts. The Company’s contract assets at March 31, 2024 and December 31, 2023 consisted of accounts receivable, which totaled $37,427 and $10,796, respectively.

The Company has not established an allowance for credit losses for the three months ended March 31, 2024. In determining an allowance, we would estimate loss rates based upon historical loss experienced and adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include historical loss experience, delinquency trends, aging behavior of receivables, credit and liquidity quality indicators of customers classes, local behavior, the current and expected future economic and market conditions and balances owed when customers are also suppliers of cost inputs.

Share-based compensation

The Company measures compensation expense for all stock-based awards in accordance with ASC Topic 718, Compensation - Stock Compensation. Share-based compensation is measured at fair value on grant date and recognized as compensation expense ratably over the course of the requisite service period. The fair value of restricted stock units (“RSUs”) is typically determined based on the fair value of the related shares on the date of grant. The Company has elected to record forfeitures of employee awards as they occur.

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

Leases - ASC 842

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

Revenue from Contracts with Customers - ASC 606

The Company adopted ASC 606 - Revenue from Contracts with Customers, effective January 1, 2022. Prior to 2022, the Company had no revenue from contracts with customers.

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

Concentrations of Business Risk

Revenue from significant customer, which is defined as 10% or more of total revenue for the three months ended March 31, 2024, was as follows:

Customer A	27%
Customer B	13%

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

NOTE 3. BUSINESS COMBINATION

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

Cash proceeds from 10X Capital Venture Acquisition Corp. II, net of redemptions	$2,887,743
Less: Cash payment of 10X Capital Venture Acquisition Corp. II transaction costs and payables	(1,665,937)
Net cash from business combination	1,221,806
Cash proceeds from CSED Financing	5,750,000
Less: Cash payment of CSED transaction costs	(100,000)
Net cash proceeds upon the closing of the Business Combination and PIPE financing	$6,871,806

The following table presents the number of shares of the Company’s Common Stock issued as part of the Business Combination to the SPAC shareholders.

10X Capital Venture Acquisition Corp. II non redeemed shares	262,520
Conversion of 1,000,000 10X Capital Venture Acquisition Corp. II Class A shares into Company Common Stock	1,000,000
Conversion of 655,000 10X Capital Venture Acquisition Corp. II units into Company Common Stock (and warrants)	655,000
Conversion of 5,666,667 10X Capital Venture Acquisition Corp. II Class B shares into Company Common Stock	5,666,667
Total 10X Capital Venture Acquisition Corp. II shares	7,584,187
Merger agreement waiver shares	3,000,000
Total shares of Common Stock	10,584,187

NOTE 4. PROPERTY PLANT AND EQUIPMENT

Property plant and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
Buildings	$95,840	$98,030
Office furniture and equipment	107,964	110,073
Irrigation and industrial equipment	4,283,453	4,379,527
Motor vehicle and transportation equipment	25,558	24,232
Infrastructure in process	752,110	-
Other equipment	378,859	387,511
Total	5,643,784	4,999,373
Less: accumulated depreciation	(2,920,941)	(2,929,686)
Property, plant, and equipment, net	$2,722,843	$2,069,687
Depreciation expense	$56,819	$235,837

NOTE 5. PREPAIDS AND SUPPLIER ADVANCES

	March 31, 2024	December 31, 2023
Prepaid insurance	$674,239	$915,956
Retainers	143,462	158,462
Total	$817,701	$1,074,418

	March 31, 2024	December 31, 2023
Supplier advances	$2,487,448	$1,058,798

At March 31, 2024 and December 31, 2023 there were advances paid to suppliers for equipment and inputs prior to delivery of such items.

NOTE 6. LEASES

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

Operating leases are included in “Operating lease right-of-use assets, net,” “Current portion of operating lease liabilities,” and “Non-current operating lease liabilities” in the Company’s Consolidated Balance Sheet as of March 31, 2024.

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

The Fass Lease, the Niger Land Right and the Mauritania Lease are operating leases under ASC 842.

The associated lease costs have been recognized in our consolidated statement of operations as follows:

	March 31,	December 31,
	2024	2023
Operating lease cost	$207,384	$373,011

Other information about the lease amounts recognized in our consolidated financial statements is as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases	27.1 years	27.2 years
Weighted-average incremental borrowing rate – operating leases	11.17%	11.18%

Our lease liabilities as reported on the accompanying consolidated balance sheet consists of the following:

	March 31, 2023	December 31, 2023
Gross lease liabilities	$20,646,469	$20,798,943
Less: Imputed interest	13,929,573	14,119,732
Present value of lease liabilities	6,716,896	$6,679,211
Less: current portion of lease liabilities	69,169	66,785
Total long-term lease liabilities	$6,647,727	$6,612,426

The following summarizes our rent payments for the Fass Lease, the Niger Land Right and the Mauritania Lease operating leases as of March 31, 2024:

2024, remaining	$673,183
2025	826,533
2026	827,426
2027	828,338
2028	829,267
Thereafter	16,661,722
$20,646,469

NOTE 7. INTANGIBLE ASSET

The Company recognized an intangible asset in connection with the purchase of LFT related to the 50-year land use right of 20,000 hectares provided by way of a Republic of Senegal Presidential Decree.

The intangible asset, net consists of the following:

	March 31, 2024	December 31, 2023
Land use right	$5,104,546	$5,104,546
Less: Accumulated amortization	(705,743)	(676,740)
Intangible asset, net	$4,398,803	$4,427,806

Scheduled amortization of the land use right at March 31, 2024 are as follows:

2024, remaining	$87,009
2025	116,012
2026	116,012
2027	116,012
2028	116,012
Thereafter	3,847,746
$4,398,803

At March 31, 2024, management looked primarily at the undiscounted future cash flows of the Company, based on management’s estimates, in its assessment of whether or not this intangible asset was impaired. There were no impairments with respect to this intangible asset during the three months ended March 31, 2024.

NOTE 8. INVENTORY

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

	March 31, 2024	December 31, 2023
Seed costs, fertilizer, other direct costs to be allocated over cycle – current	$223,635	$228,743
Inventory available for sale	54	818
Seed inventory	25,702	26,290
Fertilizer, phytosanitary materials and fuel	5,753	8,159
Inventory – current	$255,144	$264,010
Long term inventory	-	57,186
Total inventory	$255,144	$321,196

NOTE 9. RELATED PARTY NOTE PAYABLES AND TRANSACTIONS

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

In order to finance transaction costs, the Sponsor or an affiliate of the Company provided funds as may be required (the “New Note”). The New Note is non-interest bearing, unsecured and was due at the consummation of the Business Combination. The New Note was not, however, repaid upon the Business Combination and was instead assumed as part of the Business Combination. As of March 31, 2024, the Company had $1,639,188 outstanding under the New Note.

The related party obligations of the Company are comprised of the following:

	Maech 31, 2024	December 31, 2023
Global Commodities	$206,287	$206,287
10X Capital SPAC Sponsor II New Note	1,639,188	1,639,188
Total	$1,845,475	$1,845,475

As of March 31, 2024, the related party payable has the following maturity schedule:

2024	$1,639,188
2025	—
2026	—
2027	108,277
2028	98,010
$1,845,475

In addition, to the shareholder loans, Global Commodities provided a loan repayment guarantee to the sellers of the LFT shares in the 2018 transaction. Refer Note 10 - Seller Note Payable.

As the related party payables have no stated interest rate, an imputed interest rate has been applied against such loan to represent an arms-length arrangement between the Company and the related party. The Company estimates comparable debt as of the date of the origination would incur interest of one-month SOFR plus 2.5% on an annual basis. Historically LIBOR was used as a reference rate, however as LIBOR is phased out, the Company began using SOFR. The following table summarizes imputed interest to related parties during the three month period ended March 31, 2024. As this interest has not been paid on an annual basis it has been recorded as additional paid-in-capital.

	March 31, 2024	March 31, 2023
Imputed interest rate (SOFR + 2.5%)	7.84%	7.36%
Imputed interest – additional paid-in-capital	$36,160	$3,099

During the three months ended March 31, 2024, Gora Seck who serves on the board of LFT and is a minority shareholder of the Company received consulting payments for work conducted in Senegal of approximately $10,000.

NOTE 10. SELLER NOTE PAYABLE

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

	March 31, 2024	December 31, 2023
Seller note payable, including 2022 amendment fee	$1,997,222	$2,042,528
Add: interest on delayed instalment	144,239	119,403
Add: 2023 debt amendment fee	377,706	386,274
Add: 2023 fees	21,583	21,692
Total	$2,540,750	$2,569,897

Global Commodities has provided a loan repayment guarantee to Tampieri Financial Group for the amount of the outstanding seller note payable.

NOTE 11. DEBT

The Company has previously issued Promissory Notes (“Short Term Notes”) the proceeds of which were used to fund general corporate purposes. The Notes bear a simple interest rate of sixteen percent (16%) per annum based on a 365-day year. The Notes have a four-month maturity, with an option of the Company to extend the maturity an additional four months. There were $296,277 and $341,277 of Short Term Notes outstanding as of March 31, 2024 and December 31, 2023, respectively, of which $113,925 were with related parties of the Company, respectively.

In February 2023, Company issued an additional $300,000 Promissory Note. The Note bears a simple interest rate of two and a half percent (2.5%) per month based on a 30-day month. The Notes have an eighteen-month maturity. In connection with this loan, the Promissory Note holder received warrants to acquire 30,000 shares in the Company at $11.50 per share.

NOTE 12. COMMITMENTS

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

NOTE 13. CONTINGENT LIABILITIES

Various creditors and ex-employees in Senegal commenced some form of legal action for claims relating to the period prior to our acquisition of LFT. The Company has, as a result, several legal cases that are in various stages of resolution. The contingent liability includes various legal cases and other claims. The Company recorded a contingent liability representing, in the Company’s opinion, based on our outside counsel’s review, probable loss outcome for legal claims. At March 31, 2024 the amount of the provision for the contingent liability is $2,275,771. While there is a possibility that additional claims relating to pre-acquisition periods might arise such an amount is unknowable and hence cannot be estimated.

NOTE 14. STOCKHOLDERS’ EQUITY

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 350,000,000. The total amount of authorized capital stock consists of 300,000,000 shares of Common Stock and 50,000,000 shares of preferred stock. As of March 31, 2024, no shares of preferred stock are issued or outstanding.

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

NOTE 15. EMPLOYEE AND NON-EMPLOYEE SHARE BASED COMPENSATION

In 2022, the Company’s Board of Directors approved the adoption of the African Agriculture, Inc. 2022 Incentive Plan (the “Plan”). The Plan, as amended by the Board of Directors, permits the Company to grant up to 2,885,640 shares (at March 31, 2024) of the Company’s common stock. In May 2023, the Board approved a resolution amending various RSU grants to extend the first vesting period of various RSU grants awarded in 2022 to January 2024. This change did not amend any subsequent vesting dates and hence the time to final vesting for the RSUs did not change. In November 2023, the Company’s board approved an amendment to the Plan increasing the number of shares of Common Stock (as defined in the Plan) available for grant under the Plan to 9,500,000 shares.

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

A summary of stock award activity and related information is as follows, as adjusted for the conversion mechanism described above:

	Number of RSUs	Weighted Average Remaining Vesting Term (in years)	Grant Date Fair Value
Plan Awards:
Employees:
Nonvested at December 31, 2023	7,739,096	2.84	$80,230,189
Awarded during the period	—	—	—
Vested during the period	1,120,974	—	12,843,770
Forfeited, canceled, or expired	—	—	—
Nonvested – March 31, 2024	6,618,122	2.59	$67,386,419
Non-employees:
Nonvested – December 31, 2023	502,452	2.28	$5.472,595
Awarded during the period	—	—	—
Vested during the period	88,522	—	1,014,240
Forfeited, canceled, or expired	4,498	—	5,425
Nonvested – March 31, 2024	409,432	2.00	$4.452,930
Awards outside of the Plan:
Employees:
Nonvested – December 31, 2023	2,356,497	0.17	$27,000,000
Awarded during the period	—	—	—
Vested during the period	2,356,497	—	27,000,000
Forfeited, canceled, or expired	—	—	—
Nonvested – March 31, 2024	0	0	$0

As all 2022 stock awards were granted contemporaneously with the Business Combination Agreement with VCXA and the grant date fair value of the 2022 stock awards was $10 per share, which is based on the per share merger consideration, and the awards in November 2023 were issued shortly prior to the Business Combination Closing, the Board of Directors determined the grant date fair value of the stock awards to be $8.73 per share, which is based on the per share merger consideration adjusted for the ratio of the Business Combination merger consideration exchange ratio. As of March 31, 2024, there was approximately $62,261580 of unamortized share-based compensation cost related to unvested stock awards. The unamortized share-based compensation is expected to be recognized over a weighted average period of approximately 2.2 years, and as the stock awards vest, the Company will record compensation and non-employee expense with the offset to additional paid-in capital.

The table below shows share-based compensation expense recognized in the statement of operations for the three months ended March 31, 2024 and March 31, 2023, respectively:

	2024	2023
Share based compensation expense:
Employee compensation	$10,400,467	$7,737,678
Professional fees	461,221	245,336
Total	$10,861,688	$7,983,014

NOTE 17. SUBSEQUENT EVENTS

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

On April 8, 2024, the Company entered into a Resignation and General Release Agreement (the “Resignation Agreement”) by and among the Company, AFRAG, AFDG and Mr. Kessler. Pursuant to the Resignation Agreement, AFDG’s engagement with the Company terminated effective as April 8, 2024 (the “Resignation Date”), and Mr. Kessler resigned from his roles as both Executive Chairman of the Board and as a member of the Board also effective as of the Resignation Date. Mr. Kessler had previously resigned from his role as Chief Executive Officer of the Company on January 31, 2024. Pursuant to the Resignation Agreement, AFDG is entitled to $330,000 payable in a single lump sum on the earlier to occur of (i) the date Company achieves a capital raise of at least $5,000,000 in a single transaction or series of related transactions following the Resignation Date, or (ii) December 31, 2024. Further the RSU awards granted to AFDG and Mr. Kessler previously will vest in full as of the Resignation Date.

On May 16, 2024, the Company issued an additional $190,000 Secured Promissory Note. The Secured Promissory Note bears a simple interest rate of fifteen percent (15%) per annum based on a 360-day year. The Promissory Note has a three-year maturity, however, may be called upon 30 days’ notice from the lender after the one-year anniversary of the issuance date. The Secured Promissory Note is secured against various equipment in Senegal. In connection with this loan, the Promissory Note holder received warrants to acquire 93,229 shares in the Company at $0.4076 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of African Agriculture Holdings Inc. (the “Company”) should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2024, and in our other SEC filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Intangible Asset - The intangible asset consists of a land use right of 20,000 hectares provided by way of a Senegal Presidential decree. The value of the intangible was established based on the allocation of the purchase price for LFT to the fair value of the assets, including this intangible asset, at the time of the acquisition of LFT in 2018. Amortization of the intangible asset is calculated on a straight-line basis over the remaining term of the decree, which at the time of the acquisition had 44 years of a 50-year term remaining. Refer to Note 7 of the consolidated financial statements for further discussion.

Contingent Liability - The Company has created a contingent liability representing, in the Company’s opinion, based on our outside counsel’s review, probable loss outcome for legal claims. As of March 31, 2024, and December 31, 2023, the contingent liability provision is approximately $2.3 million. Refer to Note 13 in the consolidated financial statements for further discussion.

Imputed interest in related party payable - As the related party payables have no stated interest rate, an imputed interest rate has been applied against such loan to represent an arms-length arrangement between the Company and the related parties. Refer to Note 9 of the financial statements for further discussion.

Interest rate in right-of-use lease assets and the associated lease liabilities - The present value of our lease liability and the right-of-use lease asset is determined using an incremental borrowing rate, which we estimate to be the rate of interest that we would have to pay to borrow on a collateralized basis over a similar lease term an amount equal to the lease payments in a similar economic environment.

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

1 CFA:$	Period Average	Period End
March 31, 2024	$0.001649	$0.001645

Key Components of Statement of Operations

Basis of Presentation

Currently, we conduct business largely through one operating segment. Our activities to date were conducted in the United States and locally in Senegal at LFT. For more information about our basis of presentation, refer to Note 2 in the Financial Statements.

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

The Financial Statements include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

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

Results of Operations

Our operating results for the three months ended March 31, 2024 and March 31, 2023 are compared below:

	For the Three Months Ended March 31,
	2024	2023	Increase/ (Decrease)
Revenue	$344,913	$415,190	(70,277)
Cost of goods sold	316,928	277,422	39,506
Gross profit	27,985	137,768	(109,783)
General and administrative expenses:
Employee compensation	10,724,025	7,964,712	2,759,313
Professional fees	850,488	1,265,383	(414,895)
Equipment rental	5,038	3,325	1,713
Operating lease expense	207,384	54,555	152,829
Insurance	246,068	-	246,068
Amortization	29,003	29,003	-
Depreciation	56,819	58,682	(1,863)
Utilities and fuel	38,412	10,276	28,136
Travel and entertainment	53,410	56,830	(3,420)
Other operating expenses	433,481	61,905	371,576
Total G&A expense	12,644,128	9,504,671	3,139,457
Loss from operations	(12,616,143)	(9,366,903)	(3,249,240)
Total other expense (income)	47,455	236,849	(189,394)
Net loss attributable to controlling interests	$(12,663,598)	$(9,603,752)	$(3,059,846)

Revenue and gross margin

We began harvesting our initial crop in the second quarter of 2022. The majority of the production was sold to local buyers but we also sent various samples and promotions to prospect regional and international customers. Revenue momentum continued into 2023 with the majority of our product sold locally, which continues to be the case through the first quarter of 2024. We have been successful in attracting some regional buyers as well. Export sales will become feasible once we are able to expand the harvesting acreage and obtain scale sufficient to justify the shipping volumes and costs. The demand for product locally remains robust for the quantities that we produce with most of our harvested product being sold within days of being harvested. Compared to the prior year quarter, gross profit declined due to higher costs for the quarter, fewer cuts and lower yields. These issues are a function of resources available to manage the crop over the entire crop cycle, the cooler winter period, managing appropriately days between cuts in each pivot, and over time the aging of the crop.

General and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2024 increased by $3.1 million or 33%, over the three months ended March 31, 2023. The primary reasons for the increase was higher employee compensation expense which included share base compensation costs of approximately $10.7 million relating to the amortization of the RSU awards made by the Company in November 2022 and November 2023, as described in detail in Note 15 of the financial statements, compared to approximately $8m incurred during the three months ended March 31, 2023. Because these awards were all made during the pendency of working through the closing of the Business Combination the Company determined that the grant date fair value of these RSUs reflected the $10/share merger consideration. This was translated into significant income statement recognition notwithstanding the current share price. In addition, we incurred significantly higher insurance costs during the first quarter of 2024 compared to the prior year first quarter relating to the cost of directors’ and officers’ insurance for the public company. Lease costs were higher due to the Mauritania lease which was not in place during the first quarter of 2023. Offsetting this increase was a reduction in professional fees during the first quarter of 2024 as the Company has been cutting outside consulting and other professional costs where possible.

Other Income/Expense

Other expense decreased by approximately $189,000 for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to a small foreign exchange gain relating to the seller note payable compared to the prior year loss, and lower interest largely due to the conversion to equity of the convertible debt and other debt repayment following the business combination and the Cash-Settled Equity Derivative Transaction.

Net Loss

Net loss for the three month period ended March 31, 2024 increased by $3.1 million, or 31.9%, compared to the three month period ended March 31, 2024. The principal reasons, as described above, relate to higher employee costs largely due to share compensation expense, insurance and lease costs offset by a small decline in other expense.

There was no income tax expense from continuing operations for the three months ended March 31, 2024 or March 31, 2023.

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

We do not currently have sufficient funds to service our operations and our expenses and other liquidity needs and will require additional capital immediately. In addition, our management has expressed substantial doubt as to our ability to continue as a going concern absent raising additional capital, including after consummation of the Business Combination. At March 31, 2024 we had a working capital deficit of $24.3 million compared with a deficit of approximately $24.6 million at December 31, 2023. At March 31, 2024, we had $67,183 in cash. The net cash losses and expenses of the business during the three months ended March 31, 2024 have largely been funded by proceeds from the CSED transaction, short term payables and accruals.

On or around December 6, 2023, the closing of Business Combination, we received (i) $5.75 million pursuant to that certain agreement for a Cash-Settled Equity Derivative Transaction (the “CSED”) entered into on December 6, 2023 with Vellar Opportunities Fund Master, Ltd; and (ii) approximately $2.9 million in proceeds from the Trust Account based on the number of shares of common stock that were not redeemed as of December 6, 2023. Given the current share price, we believe the likelihood that warrant holders will exercise their warrants is low, and therefore the amount of cash proceeds that we will receive, is dependent upon the market price of our common stock. The value of our common stock will fluctuate and may not align with the exercise price of the warrants at any given time. We believe that if the warrants are “out of the money,” meaning the exercise price is higher than the market price of our common stock, there is a high likelihood that warrant holders may choose not to exercise their warrants.

We incurred substantial transaction expenses in connection with the Business Combination. Approximately $2.0 million in transaction expenses were settled upon the consummation of the Business Combination. However, we continue to have substantial transaction expenses accrued and unpaid subsequent to the Closing. As of March 31, 2024, we had approximately $32.6 million in current liabilities. Furthermore, the scale of our current operations are insufficient to cover the ongoing corporate expenses and additional expenses in connection with transitioning to, and operating as, a public company. We intend to seek delays on certain payments and explore other ways of potentially reducing immediate expenses with the goal of preserving cash until potential additional financing is secured, but these efforts may not be successful or sufficient in amount or on timely basis to meet our ongoing capital requirements. We are in discussions with certain financing sources to attempt to secure additional interim financing, which is needed to continue operations and fund other liquidity needs. In the absence of additional sources of liquidity, the management anticipates that existing cash resources will not be sufficient to meet ongoing operating and liquidity needs. However, there is no assurance that we will be able to timely secure such additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on acceptable terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. This could potentially cause us to cease operations and result in a complete or partial loss of investment in our common stock.

Because the proceeds from the Business Combination and the CSED were not adequate to cover our accrued and unpaid expenses and provide the cash and liquidity necessary to operate our business, we continue to seek equity and debt financings, or other capital sources, including with related parties. Sales of a substantial number of shares of our common stock in the public market could occur at any time. Such sales, or the perception in the market that such sales could occur, could result in a material decline in the public trading price of our common stock. Such a decline could adversely affect our ability to sell equity securities or the price at which we are able to sell equity securities and/or make it more difficult for us to raise additional capital through the sale of equity securities. In addition, to the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. For more information, see “Risk Related to Our Securities” contained in our Annual Report on Form 10-K filed on April 16, 2024.

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

Cash Flows

The following table presents summary cash flow information for the periods indicated.

	For the three months ended March 31,
	2024	2023
Net Cash Produced From / (Used)
Operating Activities	$(1,902,341)	$(643,965)
Investing Activities	(757,928)	(4,106)
Financing Activities	(45,000)	635,204
Effects of Exchange Rate Changes	(15,457)	2,918
Net Increase / (Decrease) in Cash	$(2,720,726)	$(9,949)

Cash Flows Used in Operating Activities

Cash flows used in operating activities for the three months ended March 31, 2024 totaled approximately $1.9 million during which we incurred a net loss of approximately $12.7 million. The net loss included the non-cash impacts of share-based compensation, depreciation, amortization, non-cash interest, and non-cash lease expenses. The cash flows for operating activities also reflected an increase in working capital compared to the three month period ended March 31, 2023.

Cash Flows from Investing Activities

For the three-month period ended March 31, 2024, total cash used in investing activities was approximately $758,000 used largely for costs of expanding the farming infrastructure in preparation of increased planting.

Cash Flow from Financing Activities

For the three-month period ended March 31, 2024, the cash from financing activities reflects the repayment of short term debt. For the three month period ended March 31, 2023, the cash generated from financing activities reflected Short term Debt issued during that period, loans from the majority shareholder, and proceeds from a related party note.

Off Balance Sheet Arrangements

As of March 31, 2024 we had no off-balance sheet financing arrangements.

Contractual Commitments

Our contractual obligations as of March 31, 2024, consist primarily of the seller note payable relating to the original LFT acquisition, the agreement with the Fass Ngom community in Senegal that provides for the right to use 5,000 hectares, and an obligation to begin supporting the local municipalities with whom we have partnered for significant land in Niger in accordance with agreements signed in December 2021, and the agreement signed between the Company, the community of Gie Dynn and the Government of Mauritania that provides for the right to develop 2,033 hectares of land in Mauritania together with the obligation to invest up to $30 million into this project over the next 20 years. These contractual obligations impact our short-term and long-term liquidity and capital needs.

The balance of the seller note payable was $2,540,750 as of March 31, 2024 and $1,807,739 as of March 31, 2023. The history and current status of the seller note payable is detailed in Note 10 of the financial statements included above.

Land use agreement, Niger and Mauritania land use agreements

As of December 31, 2023, future minimum rental payments under the operating leases are approximately as follows:

2024, remaining	$673,183
2025	826,533
2026	827,426
2027	828,338
2028	829,267
Thereafter	16,661,722
$20,646,469

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

The Company maintains cash in banks in the United States as well as in Senegal. The aggregate cash balances shown on the consolidated balance sheets as of March 31, 2024 and March 31, 2023 were held at JPMorgan Chase Bank, N.A. as well as in various banks in Senegal and Niger. There is no insurance securing these deposits, other than FDIC insurance that governs all commercial banks in the United States. The Company has not experienced any losses in such deposits. There are no excess cash balances, beyond those required for short term operations, held in Senegal or Niger bank accounts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2024 (“10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Schema Document

101.SCH*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 20, 2024

AFRICAN AGRICULTURE HOLDINGS INC.

By:	/s/ Michael Rhodes
Name:	Michael Rhodes
Title:	Chief Executive Officer (principal executive officer)

By:	/s/ Harry Green
Name:	Harry Green
Title:	Chief Financial Officer (principal financial officer)